Form 10-Q
period 1996-07-31
SHEFFIELD STEEL CORP
filed 1996-09-13
CIK 910719

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

                                   FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 1996


                                       OR


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM           TO
                              -----------  -----------

COMMISSION FILE NUMBER:   33-67532

                          SHEFFIELD STEEL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                           74-2191557
      (State or other                                       (I.R.S. Employer
 jurisdiction of incorporation)                             identification No.)

                          220 NORTH JEFFERSON STREET
                            SAND SPRINGS, OK 74063
                   (Address of principal executive offices)
                                (918) 245-1335
             (Registrant's telephone number, including area code)



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   ------  ------



   At the date of this filing, there were 3,375,000 shares of the Registrant's $.01 par value Common Stock outstanding. The aggregate market value of voting stock held by nonaffiliates is unknown as the Registrant's stock is not traded on an established public trading market.

                          SHEFFIELD STEEL CORPORATION
                                   FORM 10-Q

                                     INDEX

                                                                          PAGE
                                                                          ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Condensed Balance Sheets as of
          July 31, 1996 and April 30, 1996                                   3

          Consolidated Condensed Statements of Operations
          for the three months ended July 31, 1996
          and July 31, 1995                                                  4

          Consolidated Condensed Statements of Cash Flows
          for the three months ended July 31, 1996 and
          July 31, 1995                                                      5

          Notes to Consolidated Condensed Financial Statements             6-7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     8-10

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   11

Item 6.   Exhibits and Reports on Form 8-K                                    11

Signature                                                                     12

Exhibit Index                                                                 13

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                      July 31,
                                                        1996      April 30,
               ASSETS                                 Unaudited     1996
                                                      ---------     ----


Current assets:
 Cash and equivalents                                  $     18        46
 Accounts receivable, less allowance
  for doubtful accounts
     of $733 and $658 at July 31, 1996
      and April 30, 1996,
     respectively                                        18,872    21,607
 Inventories                                             42,780    40,321
 Other current assets                                     3,610     3,630
                                                       --------   -------

       Total current assets                              65,280    65,604

Property, plant and equipment, net                       67,539    68,461
Intangible assets, net                                    3,678     3,818
Other assets                                              3,545     3,509
Deferred income tax asset, net                            1,942     1,790
                                                       --------   -------

       Total assets                                    $141,984   143,182
                                                       ========   =======

      LIABILITIES AND STOCKHOLDERS'EQUITY

Current liabilities:
 Current portion of long-term debt                          706       717
 Accounts payable                                        18,228    20,495
 Accrued interest payable                                 2,250     4,500
 Accrued liabilities                                      5,756     6,328
                                                       --------   -------

       Total current liabilities                         26,940    32,040

Long-term debt, excluding current
 portion,
    less unamortized discount of $1,804
     and $1,840
    at July 31, 1996 and April 30,                      100,572    96,324
     1996, respectively
Other liabilities                                         8,986     8,433
                                                       --------   -------

            Total liabilities                           136,498   136,797
                                                       --------   -------

Stockholders' equity:
 Common stock                                                34        34
 Additional paid-in capital                               3,591     3,591
 Retained earnings                                        3,156     4,037
                                                       --------   -------

       Total stockholders' equity                         6,781     7,662

    Less loans to stockholders                            1,295     1,277
                                                       --------   -------

                                                          5,486     6,385
                                                       --------   -------
           Total liabilities and
            stockholders' equity                       $141,984   143,182
                                                       ========   =======



See accompanying notes to consolidated condensed financial statements.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                            Three Months Ended
                                                  July 31,
                                           --------------------
                                             1996         1995
                                             ----         ----
Sales                                     $   45,203      47,614
Cost of sales                                 37,547      39,492
                                          ----------   ---------

      Gross profit                             7,656       8,122

Selling, general and administrative
 expense                                       3,227       3,020
Depreciation and amortization expense          1,696       1,685
Postretirement benefit expense                   701         825
                                          ----------   ---------

        Operating income                       2,032       2,592

Interest expense                               2,913       2,801
                                          ----------   ---------

        Loss from operations before
         income tax benefit                     (881)       (209)

Income tax benefit                                 -          82
                                          ----------   ---------

        Net loss                          $     (881)       (127)
                                          ==========   =========

Net loss per common share                     $(.261)      (.038)
                                          ==========   =========

Dividends per common share                $                  346
                                          ==========   =========

Common shares outstanding                  3,375,000   3,375,000
                                          ==========   =========


See accompanying notes to consolidated condensed financial statements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                          Three Months Ended
                                              July 31,
                                          -------------------
                                            1996       1995
                                            ----       ----

Cash flows from operating activities:
 Net loss                                  $  (881)      (127)
 Depreciation and amortization               1,732      1,685
 Accrual of postretirement benefits
  other than pensions, net of cash paid        501        744
 Changes in assets and liabilities          (4,523)    (1,104)
                                           -------     ------
      Net cash (used in) provided by
       operations                           (3,171)     1,198
                                           -------     ------

Cash flows from investing activities -
 Capital expenditures                         (634)    (1,252)
                                           -------     ------

Cash flows from financing activities:
 Net increase in long-term debt              4,201      1,796
 Repurchase of Bond Warrants                     -        (94)
 Payments in respect of stock                 (424)      (482)
  appreciation rights
 Dividends paid                                  -     (1,166)
                                           -------     ------
     Net cash provided by financing
      activities                             3,777         54
                                           -------     ------

Net increase (decrease) in cash                (28)         -

Cash at beginning of period                     46         26
                                           -------     ------

Cash at end of period                      $    18         26
                                           =======     ======

Supplemental disclosure of cash flow
information

Cash paid during the period for:
 Interest                                  $ 5,127      5,051
                                           =======     ======
 Income taxes                              $               94
                                           =======     ======


See accompanying notes to consolidated condensed financial statements.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        JULY 31, 1996 AND JULY 31, 1995
                                  (UNAUDITED)

 1)  BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

     The consolidated financial statements of Sheffield Steel Corporation (the Company) include the accounts of its divisions, Sheffield Steel-Sand Springs (Sand Springs), Sheffield Steel-Kansas City (Kansas City), and Sheffield Steel-Joliet (Joliet) and its wholly owned subsidiaries, Sheffield Steel Corporation-Oklahoma City (Oklahoma City), and Sand Springs Railway Company (the Railway). HMK Enterprises, Inc. (HMK) owns approximately 95% of the currently issued and outstanding common stock. All material intercompany transactions and balances have been eliminated in consolidation. The Company's primary business is the production of concrete reinforcing bar, merchant and special bar quality steel products, specialty steel products, and fence posts. The Company's products are sold throughout the continental United States .

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements contained in the Company's Form 10-K, for the year ended April 30, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ending April 30, 1997.

 2)  NET LOSS PER SHARE OF COMMON STOCK

     Loss per share of common stock is computed by dividing net loss applicable to common stock by the weighted average number of common shares and dilutive common stock equivalents outstanding each period. All options and warrants were excluded from per-share computations since their effect on loss per common share was anti-dilutive.

 3)  LONG-TERM DEBT

     On July 31, 1996, the Railway amended its credit agreement with a bank. The amendment divides the Railway's revolving credit agreement into two notes; a $2 million term loan with $0.5 million principal payments each year with the final payment on July 31, 2000, and a $1.5 million line of credit maturing July 31, 1998. Substantially all of the other terms of the original agreement remain in effect.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

 4)  INVENTORIES

     The components of inventories are as follows:

                                          July 31,
                                            1996     April 30,
                                          Unaudited    1996
                                          ---------  ---------
        Raw materials and storeroom
         supplies                           $11,251     10,823
        Work in process                      20,051     15,640
        Finished goods                       11,478     13,858
                                            -------     ------

                                            $42,780     40,321
                                            =======     ======


                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES


 ITEM 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------

 RESULTS OF OPERATIONS

        SALES. Sales for the Company for the three-month period ended July 31, 1996 were approximately $45.2 million as compared to sales of approximately $47.6 million for the three-month period ended July 31, 1995, a decrease of approximately $2.4 million or 5%. Shipments of product for the three months ended July 31, 1996 decreased to 132,390 tons from 134,458 tons for the three months ended July 31, 1995. The decrease in sales for the comparable three months was primarily attributable to decreased shipments and decreased price per ton of semi-finished steel (billets) as a result of weak market demand.

        Shipments of rebar for the three months ended July 31, 1996 increased as compared to the three months ended July 31, 1995 due to increased market demand and increased production of rebar products. Shipments of MBQ Products from Sand Springs also increased during the period due to increased rolling of MBQ products, however, shipments from the Joliet Facility decreased due to weaker market demand. Shipments of fabricated products for the three months ended July 31, 1996 decreased slightly due primarily to decreased operating hours at the Sand Springs fence post shop.

        COST OF SALES. The cost of sales for the three months ended July 31, 1996 were approximately $37.5 million as compared to approximately $39.5 million for the three months ended July 31, 1995. Cost of sales decreased as compared to the same quarter in prior year due to lower shipment volume. On an average per-ton basis, cost of sales decreased from $294 per ton for the three months ended July 31, 1995 to $284 per ton for the three months ended July 31, 1996 primarily due to improved mill performance.

        GROSS PROFIT. Gross profit for the Company for the three months ended July 31, 1996 was approximately $7.7 million as compared to a gross profit of approximately $8.1 million for the three months ended July 31, 1995, a decrease of approximately $0.4 million or 5%. Gross profit for the Company as a percentage of sales for the three months ended July 31, 1996 was 16.9% as compared to 17.1% for the three months ended July 31, 1995. The decrease is a result of lower average selling prices due primarily to product mix and a reduction in the differential between selling price and raw material costs.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the Company for the three months ended July 31, 1996 was approximately $3.2 million as compared to approximately $3.0 million for the three months ended July 31, 1995, an increase of approximately $.2 million or 6.9%. The primary reason for the increase is additional selling expenditures related to the expanded MBQ product line at Sand Springs.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization remained approximately the same for the three months ended July 31, 1996, as compared to the three months ended July 31, 1995.

      OPERATING INCOME. Operating income for the Company for the three months ended July 31, 1996 was approximately $2.0 as compared to approximately $2.6 million for the three months ended July 31, 1995, a decrease of approximately $0.6 million or 21.6%. Operating income for the Company as a percentage of sales for the three months ended July 31, 1996 was 4.5% as compared to 5.4% for the three months ended July 31, 1995. This decrease was primarily due to the decreased gross profit and additional selling expenditures as discussed above.

      INTEREST EXPENSE. Interest expense for the Company for the three months ended July 31, 1996 was approximately $2.9 million as compared to approximately $2.8 million for the three months ended July 31, 1995. This increase was due to increased borrowings under the Company's revolving credit facility.

 LIQUIDITY AND CAPITAL RESOURCES

      As of July 31, 1996, the Company's long-term indebtedness was approximately $100.6 million, excluding current portion, after giving effect to an unamortized discount attributable to detachable stock warrants of approximately $1.8 million. The Company had approximately $13.5 million of borrowing availability at July 31, 1996 under its revolving credit agreements.

      Cash flow used in operations was approximately $3.2 million for the three month period ended July 31, 1996, as compared with cash flow provided by operating activities of approximately $1.2 million for the three month period ended July 31, 1995. Cash used in operating activities included approximately $4.5 million for interest payments on the First Mortgage Notes. Cash used in investing activities in the three months ended July 31, 1996 was approximately $0.6 million, consisting principally of required replacement of plant equipment. For the three month period ended July 31, 1996, cash used for financing activities consisted of contractual payments to retired executives of the Company in respect of their stock appreciation rights. An increase in long-term debt of $4.2 million provided the cash for this and operating activities as noted above.

      The Company's cash flow from operating activities and borrowing under the Revolving Credit Facility and Railway Credit Facility are expected to be sufficient to fund the budget for capital improvements, and meet near-term working capital requirements.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES


      On a longer term basis, the Company has significant future debt service obligations. The Company's ability to satisfy these obligations is dependent on its ability to generate adequate operating cash flow. The Company expects that its cash flow from operations and available borrowing will be sufficient to fund the repayment of the long term debt and other investing activities. The Company's future operating results are dependent on its overall operating performance and are subject to general business, financial and other factors affecting the Company and the domestic steel industry, as well as prevailing economic conditions, certain of which are beyond the control of the Company.

 CAPITAL EXPENDITURES

      Capital expenditures for the three month period ended July 31, 1996 were approximately $0.6 million, consisting primarily of normal capital projects throughout the Company. The Company's cash flow from operating activities, and borrowing under revolving credit facility are expected to be sufficient to meet any near-term working capital requirements the Company may have and to fund anticipated capital improvements.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES


                          PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

      The Company is not a party to any significant pending legal proceedings other than litigation incidental to its business which the Company believes will not materially affect its financial position, results of operations or liquidity. Such claims against the Company are ordinarily covered by insurance. There can be no assurance, however, that insurance will be available in the future at reasonable rates.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 A.   Exhibits

 See Exhibit Index

 A.  Reports on Form 8-K

 No reports on Form 8-K were filed during the first quarter ended July 31, 1996.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES



                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SHEFFIELD STEEL CORPORATION


 Date: Sept. 13, 1996                        /s/ Robert W. Ackerman
                                             ---------------------------------
                                             Robert W. Ackerman, President
                                             and Chief Executive Officer



 Date: Sept. 13, 1996                        /s/ Stephen R. Johnson
                                             -----------------------------------
                                             Stephen R. Johnson, Vice President
                                             and Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.             Description                                 Page No.
- -----------             -----------                                 --------

  10.29             Second Amendment to Real Estate Mortgage
                    and Security Agreement, dated July 31, 1996
                    between Sand Springs Railway Company and
                    Bank of Oklahoma, N.A.                              14


  10.30             Third Amendment to Real Estate Mortgage
                    and Security Agreement, dated July 31,
                    1996 between Sand Springs Railway
                    Company and Bank of Oklahoma, N.A.                  19


  10.31             Fourth Amendment to Restated Credit
                    Agreement, date July 31, 1996 between
                    Sand Springs Railway Company and Bank of
                    Oklahoma, N.A.                                      24


  10.32             Promissory Note, date July 31, 1996,
                    executed by Sand Springs Railway Company
                    in the amount of $1.5 million in favor
                    of Bank of Oklahoma, N.A.                           31


  10.33             Promissory Note, date July 31, 1996,
                    executed by Sand Springs Railway Company
                    in the amount of $2 million in favor of
                    Bank of Oklahoma, N.A.                              34


  10.34             Real Time Pricing Program Agreement
                    dated June 1, 1996 between Sheffield
                    Steel Corporation and Public Service                37
