Form 10-Q
period 1996-10-31
SHEFFIELD STEEL CORP
filed 1996-12-13
CIK 910719

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1996


                                      OR


[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

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

Yes  X    No
    ---      ---


   At the date of this filing, there were 3,375,000 shares of the Registrant's $.01 par value Common Stock outstanding. The aggregate market value of voting stock held by nonaffiliates is unknown as the Registrant's stock is not traded on an established public trading market.

                          SHEFFIELD STEEL CORPORATION
                                   FORM 10-Q

                                     Index

                                                                       Page
                                                                       ----

Part I.  Financial Information

Item 1.  Financial Statements
         Consolidated Condensed
         Balance Sheets as of
         October 31, 1996 and April 30,  1996                             3

         Consolidated Condensed Statements of Operations
         for the three months and six months ended
         October 31, 1996 and October 31, 1995                            4


         Consolidated Condensed Statements of Cash Flows
         for the six months ended October 31, 1996 and
         October 31, 1995                                                 5

         Notes to Consolidated Condensed Financial Statements           6-7


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 8-13


Part II. Other Information

Item 1.  Legal Proceedings                                               14

Item 4.  Submission of Matters to a Vote of Security Holders             14

Item 6.  Exhibits and Reports on Form 8-K                                14

Signature                                                                15

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                     Consolidated Condensed Balance Sheets
                                 (In thousands)

                                           October 31,
                                             1996      April 30,
           Assets                          Unaudited     1996
           ------                         -----------    ----

Current assets:
  Cash and equivalents                       $     18         46
  Accounts receivable, less allowance for
   doubtful accounts of $808 and $658
   at October 31, 1996 and April 30,
   1996, respectively                          18,381     21,607
  Inventories                                  39,159     40,321
  Other current assets                          3,692      3,630
                                              -------    -------

        Total current assets                   61,250     65,604

Property, plant and equipment, net             67,075     68,461
Intangible assets, net                          3,539      3,818
Other assets                                    3,600      3,509
Deferred income tax asset, net                  1,927      1,790
                                              -------    -------

        Total assets                         $137,391    143,182
                                              =======    =======

      Liabilities and Stockholders' Equity
      ------------------------------------

Current liabilities:
  Current portion of long-term debt          $    717        717
  Accounts payable                             16,641     20,495
  Accrued interest payable                      4,500      4,500
  Accrued liabilities                           6,018      6,328
                                              -------    -------

        Total current liabilities              27,876     32,040

Long-term debt, excluding current portion,
  less unamortized discount of $1,768
  and $1,840 at October 31, 1996
  and April 30, 1996, respectively             95,342     96,324
Other liabilities                              10,150      8,433
                                              -------    -------

        Total liabilities                     133,368    136,797
                                              -------    -------

Stockholders' equity:
  Common stock                                     34         34
  Additional paid-in capital                    2,536      3,591
  Retained earnings                             2,371      4,037
                                              -------    -------

        Total stockholders' equity              4,941      7,662

  Less loans to stockholders                      918      1,277
                                              -------    -------

                                                4,023      6,385
                                              -------    -------

           Total liabilities and             $137,391    143,182
            stockholders' equity              =======    =======

See accompanying notes to consolidated condensed financial statements.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                Consolidated Condensed Statements of Operations
                       (In thousands, except share data)
                                  (Unaudited)


                                            Three Months Ended         Six Months Ended
                                                October 31,               October 31,
                                          -----------------------  ------------------------
                                             1996         1995        1996         1995
                                             ----         ----        ----         ----
Sales                                     $   44,722      38,090      89,925        85,704
Cost of sales                                 36,791      31,077      74,338        70,569
                                          ----------   ---------   ---------     ---------

        Gross profit                           7,931       7,013      15,587        15,135

Selling, general and administrative            3,268       3,085       6,495         6,026
 expense
Depreciation and amortization expense          1,731       1,594       3,427         3,243
Postretirement benefit expense                   776         904       1,477         1,808
                                          ----------   ---------   ---------     ---------

        Operating income                       2,156       1,430       4,188         4,058

Interest expense                              (2,941)     (2,901)     (5,854)       (5,738)
Other Income                                       -         500           -           500
                                          ----------   ---------   ---------     ---------

        Loss from operations before
         income tax benefit                     (785)       (971)     (1,666)       (1,180)

Income tax benefit                                 -         378           -           460
                                          ----------   ---------   ---------     ---------

        Net loss                          $     (785)       (593)     (1,666)         (720)
                                          ==========   =========   =========     =========

Net loss per common share                     $(.233)      (.175)      (.494)        (.213)
                                          ==========   =========   =========     =========

Dividends per common share                $        -         .172           -          .517
                                          ==========   =========   =========     =========

Common shares outstanding                  3,375,000   3,375,000   3,375,000     3,375,000
                                          ==========   =========   =========     =========

See accompanying notes to consolidated condensed financial statements.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                           Six Months Ended
                                             October 31,
                                          ------------------
                                            1996      1995
                                          ---------  -------

Cash flows from operating activities:
  Net loss                                 $(1,666)    (720)
  Depreciation and amortization              3,499    3,378
  Gain on sale of idle equipment                 -     (500)
  Accrual of postretirement benefits
   other than pensions,
    net of cash paid                         1,002    1,488
  Changes in assets and liabilities            377   (3,957)
                                            ------   ------

        Net cash provided by (used in)
         operations                          3,212     (311)
                                            ------   ------
Cash flows from investing activities -
  Capital expenditures                      (1,762)  (2,690)
  Proceeds from sale of idle equipment           -      500
                                            ------   ------

        Net cash used in investing          (1,762)  (2,190)
              activities                    ------   ------

Cash flows from financing activities:
  Net (decrease) increase in long-term
   debt                                     (1,054)   4,826
  Repurchase of bond warrants                    -      (94)
  Payments in respect of stock
   appreciation rights                        (424)    (482)
  Dividends paid                                 -   (1,749)
                                            ------   ------

        Net cash (used in) provided by
         financing activities               (1,478)   2,501
                                            ------   ------
Net (decrease) increase in cash                (28)       -

Cash at beginning of period                     46       26
                                            ------   ------

Cash at end of period                      $    18       26
                                            ======   ======

Supplemental disclosure of cash flow information
------------------------------------------------

Cash paid during the period for:
  Interest                                 $ 5,854    5,738
                                            ======   ======
  Income taxes                             $     -      175
                                            ======   ======

Noncash items related to stock repurchase:
  Decrease in paid-in capital              $ 1,055        -
                                            ======   ======
  Increase in other liabilities            $   662        -
                                            ======   ======
  Decrease in loans to stockholders        $   393        -
                                            ======   ======

See accompanying notes to consolidated condensed financial statements.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                           October 31, 1996 and 1995
                                  (Unaudited)

 1)  Basis of Presentation and Summary of Accounting Policies

     The consolidated financial statements of Sheffield Steel Corporation (the Company) include the accounts of its divisions, Sheffield Steel-Sand Springs (Sand Springs), Sheffield Steel-Kansas City (Kansas City), and Sheffield Steel-Joliet (Joliet) and its wholly owned subsidiaries, Sheffield Steel Corporation-Oklahoma City (Oklahoma City), and Sand Springs Railway Company (the Railway). HMK Enterprises, Inc. (HMK) owns approximately 95% of the currently issued and outstanding common stock. All material intercompany transactions and balances have been eliminated in consolidation. The Company's primary business is the production of concrete reinforcing bar, merchant and special bar quality steel products, specialty steel products, and fence posts. The Company's products are sold throughout the continental United States.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements contained in the Company's Form 10-K, for the year ended April 30, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ending
     April 30, 1997.

 2)  Net Loss Per Share of Common Stock

     Loss per share of common stock is computed by dividing net loss applicable to common stock by the weighted average number of common shares and dilutive common stock equivalents outstanding each period. All options and warrants were excluded from per-share computations since their effect on loss per common share was anti-dilutive.


3) Inventories

   The components of inventories are as follows:

                                                        October 31,
                                                           1996     April 30,
                                                        Unaudited     1996
                                                       -----------  ---------
                Raw materials and storeroom supplies       $11,579     10,823
                Work in process                             13,328     15,640
                Finished goods                              14,252     13,858
                                                           -------     ------

                                                           $39,159     40,321
                                                           =======     ======

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Condensed Financial Statements, Continued

 4) Related Party Transactions

    On September 30, 1996, the Company finalized the terms of an agreement to repurchase shares of the Company's common stock from two minority shareholders who formally were officers of the Company. The stock repurchase is pursuant to the Amended and Restated Stockholder's Agreement dated September 15, 1993. Certain payments, including those for treasury stock, are currently not permitted under the terms of the Company's Indenture. As a result of this transaction, $393 of notes receivable from the former shareholders was satisfied, the Company recorded a note payable in the amount of $662 and decreased paid-in capital by $1,055. The note payable will accrue simple interest at 6.02% and will be repaid in five annual installments beginning when, and only when, the purchase of the shares is permitted under the Indenture.

          SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

 ITEM 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------

      The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements of the Company and the notes thereto elsewhere in this Form 10-Q.

      This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause results to differ materially from those described in the forward-looking statements. There can be no assurance that actual results or business conditions will not differ materially from those anticipated or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the size and timing of significant orders, as well as deferral of orders, over which the Company has no control; the variation in the Company's sales cycles from customer to customer; increased competition posed by other mini-mill producers; changes in pricing policies by the Company and its competitors; the need to secure or build manufacturing capacity in order to meet demand for the Company's products; the Company's success in expanding its sales programs and its ability to gain increased market acceptance for its existing product lines; the ability to scale up and successfully produce its products; the potential for significant quarterly variations in the mix of sales among the Company's products; the gain or loss of significant customers; shortages in the availability of raw materials from the Company's suppliers; fluctuations in energy costs; the costs of environmental compliance and the impact of government regulations; the Company's relationship with its work force; the restrictive covenants and tests contained in the Company's debt instruments, which could limit the Company's operating and financial flexibility; and general economic conditions.

 RESULTS OF OPERATIONS
 Three month period ended October 31, 1996
 -----------------------------------------

      SALES. Net sales for the Company for the second quarter were approximately $44.7 million as compared to net sales of approximately $38.1 million in the second quarter of fiscal 1996, an increase of approximately $6.6 million or 17%. Shipping levels in the second quarter increased 29% to 126,005 tons from 97,756 tons in the second quarter of fiscal 1996, reflecting good
 rebar and MBQ product demand as well as increased billet shipments.   However,
 sales increases were partially offset by a decrease in average selling prices from $390 per ton in the second quarter of fiscal 1996 to $355 per ton in the second quarter of fiscal 1997. Prices decreased in comparison to the same period in the prior year partially due to product sales mix and partially due to market conditions.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

      Shipments of rebar for the second quarter increased 16% as compared to the same quarter in the prior year primarily due to increased market demand and increased production of rebar products. Shipments of MBQ products from Sand Springs increased 118% from the same period in the prior year due primarily to increased production of MBQ products while Joliet shipments of MBQ products remained consistent with the same quarter in the prior year. Shipments of semi-finished steel for the second quarter increased 233% due primarily to two opportunities to sell billets to customers. Both orders were of a spot or infrequent nature and are not likely to be routine or ongoing to the business.

      COST OF SALES. The cost of sales for the second quarter increased to approximately $36.8 million as compared to approximately $31.1 million for the same quarter in the prior year. As a percentage of sales, cost of sales remained consistent with second quarter in the prior year. On an average per-ton basis, cost of sales decreased from $318 per ton for the second quarter of fiscal 1996 to $292 per ton for the second quarter fiscal 1997. The decrease in cost of sales per ton is due to product mix, improved production rates, and a decrease in scrap raw material costs of $4 per ton from this quarter in the prior year. The decrease is partially offset by slightly higher conversion costs per ton in both the melt shop and rolling mill primarily due to higher energy costs in comparison to the same quarter in the prior year.

      GROSS PROFIT. Gross profit for the Company for the second quarter was approximately $7.9 million as compared to a gross profit of approximately $7.0 million for the same quarter in the prior year, an increase of approximately $0.9 million or 13%. Gross profit for the Company as a percentage of sales was 17.7% for the second quarter as compared to 18.4% for the same quarter in the prior year. The decrease in gross profit as a percentage of sales is a result of lower average selling prices partially offset by improved cost of sales per ton as discussed above.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses for the Company for the second quarter were approximately $3.3 million as compared to approximately $3.1 million for the second quarter of fiscal 1996, an increase of approximately $0.2 million or 6%. The primary reason for the increase is higher property tax expenses as a result of the addition of the new mill as well as selling expenses related to additional MBQ product sales.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased in the second quarter approximately $0.1 million to $1.7 million, up from $1.6 million for the second quarter in the prior year due to depreciation on capital expenditures incurred in the prior year.

      OPERATING INCOME. Operating income for the second quarter was approximately $2.1 million as compared to approximately $1.4 million for same quarter in the prior year, an increase of approximately $0.7 million or 50%. Operating income for the Company as a percentage of sales for the second quarter was 4.8% as compared to 3.8% for the same quarter in the prior year. The dollar increase was primarily due to increased sales

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

 and gross profit offset by the additional selling, general and administrative expenses as discussed above.

 INTEREST EXPENSE. Interest expense increased $0.04 million to approximately $2.94 million compared to the second quarter in the prior year. This increase was due to increased average monthly borrowings under the Company's revolving credit facility to support a slightly higher investment in working capital in comparison to the same period in the prior year.

      INCOME TAX. The Company has not recorded a benefit for income taxes as a result of the net loss. A valuation allowance is required when it is more likely than not that all or a portion of the deferred tax assets will not be realized. Accordingly, a valuation allowance has been recorded for a portion of the deferred tax asset at October 31, 1996. The amount of the deferred tax assets considered realizable, however, could change if estimates of future taxable income change.

 Six month period ended October 31, 1996
 ---------------------------------------

      SALES. Net sales for the six months ended October 31, 1996 were approximately $89.9 million as compared to net sales of approximately $85.7 million for the six month period ended October 31, 1995, an increase of approximately $4.2 million or 5%. Shipping levels for the six month period of 1996 increased 11% to 258,395 tons from 232,214 tons for the same period in the
 prior year, reflecting good rebar and MBQ product demand.   However, shipping
 increases were partially offset by a decrease in average selling prices from $369 per ton for the six month period ending October 31, 1995 to $348 per ton
 for the same period in 1996.   The decrease in average selling prices is
 attributable partially to product mix and partially to market conditions.

      Shipments of rebar for the six month period ending October 31, 1996 increased 26% as compared to the same period in the prior year primarily due to increased market demand and increased production of rebar products. Shipments of MBQ Products from Sand Springs increased 108% from the same period in the prior year due to increased production of MBQ products while Joliet shipments of MBQ products decreased 9% due to weaker market demand compared to the same period in the prior year. Shipments of semi-finished steel and fabricated products for the six month period ending October 31, 1996 did not fluctuate materially as compared to the same period in the prior year.

      COST OF SALES. The cost of sales for the six month period ended October 31, 1996 increased to approximately $74.3 million as compared to approximately $70.6 million for the same period in the prior year. Cost of sales increased as a percentage of sales to 82.7% compared with 82.3% for the same period in the prior year. On an average per-ton basis, cost of sales decreased from $304 per ton for the six month period ending October 31, 1995 to $288 per ton for
 the six month period ending October 31, 1996.   The decrease in cost of sales
 per ton was less than the decrease in average selling prices resulting in an increase in cost of sales as a percentage of sales. The decrease in cost of sales per ton is due

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

 to improved production rates and a decrease in scrap raw material costs of $11 per ton compared to the same period in the prior year. However, the decrease in cost of sales per ton is partially offset by higher conversion costs per ton in the melt shop because of higher energy costs in comparison to the same period in the prior year.

      GROSS PROFIT. Gross profit for the Company for the six month period ending October 31, 1996 was approximately $15.6 million as compared to a gross profit of approximately $15.1 million for same period in the prior year, an increase of approximately $0.5 million or 3%. Gross profit for the Company as a percentage of sales was 17.3% as compared to 17.7% for the same period in the prior year. The decrease in gross profit as a percentage of sales is a result of lower average selling prices partially offset by lower cost of sales per ton as discussed above.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses for the Company for the six month period ending October 31, 1996 were approximately $6.5 million as compared to approximately $6.0 million for the same period in the prior year, an increase of approximately $0.5 million or 8%. The primary reason for the increase is higher property tax expenses as a result of the addition of the new mill as well as selling expenses related to additional MBQ product sales.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the six month period ending October 31, 1996 increased approximately $0.2 million to approximately $3.4 million, up from approximately $3.2 million for the same period in the prior year due to depreciation on capital expenditures incurred in the prior year.

      OPERATING INCOME. Operating income for the six month period ending October 31, 1996 was approximately $4.2 million as compared to approximately $4.1 million for same period in the prior year, an increase of approximately $0.1 million or 3%. Operating income for the Company as a percentage of sales
 remained consistent with the same period in the prior year at 4.7%.   The
 increase in operating income was primarily due to increased sales and gross profit offset by the additional selling, general and administrative expenses as discussed above.

      INTEREST EXPENSE. Interest expense for the six month period ending October 31, 1996 increased approximately $0.1 million to approximately $5.9 million compared to the same period in the prior year. This increase was due to increased borrowings under the Company's revolving credit facility in comparison to the same period in the prior year.

      INCOME TAX. The Company has not recorded a benefit for income taxes as a result of the net loss. A valuation allowance is required when it is more likely than not that all or a portion of the deferred tax assets will not be realized. Accordingly, a valuation allowance has been recorded for a portion of the deferred tax asset at October 31, 1996, and July 31, 1996. The amount of the deferred tax assets considered realizable, however, could change if estimates of future taxable income change.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

 LIQUIDITY AND CAPITAL RESOURCES

      As of October 31, 1996, the Company's long-term indebtedness was approximately $95.3 million, excluding current portion, after giving effect to an unamortized discount attributable to detachable stock warrants of approximately $1.8 million. The Company had approximately $12.7 million of borrowing availability at October 31, 1996 under its revolving credit agreements.

      Cash flow provided by operations was approximately $3.2 million for the six month period ended October 31, 1996, as compared with cash flow used in operations of approximately $0.3 million for the six month period ended October 31, 1995. Cash used in investing activities in the three months ended October 31, 1996 was approximately $1.8 million, consisting principally of required replacement of plant equipment. For the six month period ended October 31, 1996, cash used for financing activities consisted of contractual payments to retired executives of the Company in respect of their stock appreciation rights and payments on the revolving credit facility.

      The Company's cash flow from operations and borrowings under the Revolving Credit Facility and Railway Credit Facility are expected to be sufficient to fund the budget for capital improvements, and meet near-term working capital requirements.

      On a longer term basis, the Company has significant future debt service obligations. The Company's ability to satisfy these obligations is dependent on its ability to generate adequate cash flow from operations. The Company expects that its cash flow from operations and available borrowings under its revolving credit facilities will be sufficient to fund the repayment of the long term debt and other investing activities. The Company's future operating results are dependent on its overall operating performance and are subject to general business, financial and other factors affecting the Company and the domestic steel industry, as well as prevailing economic conditions, certain of which are beyond the control of the Company.

 CAPITAL EXPENDITURES

      Capital expenditures for the six month period ended October 31, 1996 were approximately $1.8 million, consisting primarily of normal capital projects required or deemed economically feasible, throughout the Company. The Company's cash flow from operations and borrowings under its revolving credit facilities are expected to be sufficient to meet any near-term working capital requirements the Company may have and to fund anticipated capital improvements.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

 OTHER COMMENTS

      The Company's collective bargaining agreement with the United Steelworkers of America, which covers approximately 320 hourly-paid production and maintenance employees at the Sand Springs facility, approximately 75% of the Sand Springs work force, expires on March 1, 1997. There can be no assurance that future collective bargaining agreements will contain terms comparable to the terms contained in the existing collective bargaining agreements.

 OUTLOOK

      Scrap prices declined in October and November, 1996, which should begin to affect cost of sales in the latter part of the third fiscal quarter. However, energy prices (natural gas and electric power), have been rising as winter approaches. The decline in scrap prices has been of a greater magnitude than the increase in energy costs. Demand for rebar and fence post is generally weaker in the winter months as compared to the rest of the year. Sales of semi-finished steel have decreased in recent months and are not expected to increase in the near future.

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

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLERS

      At the Annual Meeting of Stockholders held on September 4, 1996, for which proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, the stockholders of the Company unanimously elected Steven E. Karol, Robert W. Ackerman, Dale S. Okonow, Howard H. Stevenson, John D. Lefler and Jane M. Karol to serve as members of the Board of Directors for a period of one year.

      At the Annual Meeting of Stockholders, the stockholders also unanimously approved the reappointment of KPMG Peat Marwick, LLP as independent auditors.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 A. Exhibits

 No exhibits.

 B. Reports on Form 8-K

 No reports on Form 8-K were filed during the second quarter ended October 31, 1996.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES



                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SHEFFIELD STEEL CORPORATION


 Date:  Dec. 11, 1996                  /s/ Robert W. Ackerman
        -----------------              ----------------------------------
                                       Robert W. Ackerman, President
                                       and Chief Executive Officer



 Date:  Dec. 11, 1996                  /s/ Stephen R. Johnson
        -----------------              ----------------------------------
                                       Stephen R. Johnson, Vice President
                                       and Chief Financial Officer