Form 10-Q
period 1997-01-31
SHEFFIELD STEEL CORP
filed 1997-03-13
CIK 910719

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

                                   FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997

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

Yes __X__  No _____




   At the date of this filing, there were 3,375,000 shares of the Registrant's $.01 par value Common Stock outstanding. The aggregate market value of voting stock held by nonaffiliates is unknown as the Registrant's stock is not traded on an established public trading market.

                          SHEFFIELD STEEL CORPORATION
                                   FORM 10-Q

                                      INDEX

                                                                    PAGE
                                                                    ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Condensed Balance Sheets as of
         January 31, 1997 and April 30,  1996                          3

         Consolidated Condensed Statements of Operations
         for the three months and nine months ended
         January 31, 1997 and January 31, 1996                         4

         Consolidated Condensed Statements of Cash Flows
         for the nine months ended January 31, 1997 and
         January 31, 1996                                              5

         Notes to Consolidated Condensed Financial Statements        6-7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations              8-13

 PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                            14

Item 4.  Submission of Matters to a Vote of Security Holders          14

Item 6.  Exhibits and Reports on Form 8-K                             14

Signature                                                             15


                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                            January 31,
                                               1997      April 30,
                 ASSETS                     Unaudited      1996
                 ------                     ---------    ---------

Current assets:
 Cash and equivalents                       $      18          46
 Accounts receivable, less allowance
  for doubtful accounts
  of $838 and $658 at January 31,
  1997 and April 30, 1996,
  respectively                                 16,755      21,607
 Inventories                                   39,346      40,321
 Other current assets                           3,736       3,630
                                              -------     -------
     Total current assets                      59,855      65,604

Property, plant and equipment, net             66,689      68,461
Intangible assets, net                          3,428       3,818
Other assets                                    3,480       3,509
Deferred income tax asset, net                  2,039       1,790
                                              -------     -------

     Total assets                           $ 135,491     143,182
                                              =======     =======

 LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------

Current liabilities:
 Current portion of long-term debt          $     717         717
 Accounts payable                              11,478      20,495
 Accrued interest payable                       2,250       4,500
 Accrued liabilities                            5,833       6,328
                                              -------     -------

     Total current liabilities                 20,278      32,040

Long-term debt, excluding current
  portion,
  less unamortized discount of $1,732
  and $1,840
  at January 31, 1997 and April 30,
  1996, respectively                          103,334      96,324
Other liabilities                              10,558       8,433
                                              -------     -------

     Total liabilities                        134,170     136,797
                                              -------     -------

Stockholders' equity:
 Common stock                                      34          34
 Additional paid-in capital                     2,536       3,591
 Retained earnings                               (319)      4,037
                                              -------     -------

     Total stockholders' equity                 2,251       7,662

     Less loans to stockholders                   930       1,277
                                              -------     -------

                                                1,321       6,385
                                              -------     -------

     Total liabilities and
     stockholders' equity                   $ 135,491     143,182
                                              =======     =======

See accompanying notes to consolidated condensed financial statements.


                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                            Three Months Ended        Nine Months Ended
                                                January 31,              January 31,
                                          ---------------------      -------------------
                                             1997         1996        1997         1996
                                             ----         ----        ----         ----
Sales                                     $   34,909      38,956     124,835       124,660
Cost of sales                                 29,374      33,584     103,713       104,153
                                          ----------   ---------   ---------     ---------

     Gross profit                              5,535       5,372      21,122        20,507

Selling, general and administrative            2,928       2,805       9,422         8,831
 expense
Depreciation and amortization expense          1,698       1,597       5,126         4,840
Postretirement benefit expense                   642         904       2,119         2,712
                                          ----------   ---------   ---------     ---------

     Operating income                            267          66       4,455         4,124

Interest expense                              (2,956)     (2,992)     (8,810)       (8,730)
Other Income                                       -           -           -           500
                                          ----------   ---------   ---------     ---------

     Loss from operations before              (2,689)     (2,926)     (4,355)       (4,106)
       income tax benefit

Income tax benefit                                 -       1,141           -         1,610
                                          ----------   ---------   ---------     ---------

        Net loss                          $   (2,689)     (1,785)     (4,355)       (2,496)
                                          ==========   =========   =========     =========

Net loss per common share                 $    (.797)      (.529)      (1.29)        (.740)
                                          ==========   =========   =========     =========

Dividends per common share                $       -            -           -          .172
                                          ==========   =========   =========     =========

Common shares outstanding                  3,375,000   3,375,000   3,375,000     3,375,000
                                          ==========   =========   =========     =========



See accompanying notes to consolidated condensed financial statements.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                              Nine Months Ended
                                                 January 31,
                                              -----------------
                                                1997      1996
                                                ----      ----

Cash flows from operating activities:
   Net loss                                   $(4,355)   (2,496)
   Depreciation and amortization                5,234     4,948
   Gain on sale of idle equipment                   -      (500)
   Accrual of postretirement
    benefits other than pensions,
    net of cash paid                            1,403     2,232
   Changes in assets and liabilities           (5,824)   (7,467)
                                               -------   -------

       Net cash used in operations             (3,542)   (3,283)
                                               -------   -------

Cash flows from investing activities:
   Capital expenditures                        (2,964)   (4,016)
   Proceeds from sale of idle                       -       500
    equipment                                  -------   -------

       Net cash used in                        (2,964)   (3,516)
        investing activities                   -------   -------

Cash flows from financing activities:
   Net increase in long-term debt               6,902     9,224
   Repurchase of bond warrants                      -       (94)
   Payment of debt issuance costs                           (75)
   Payments in respect of stock                  (424)     (507)
   appreciation rights
   Dividends paid                                   -    (1,749)
                                               -------   -------

       Net cash provided by                     6,478     6,799
        financing activities                   -------   -------

Net decrease in cash                              (28)        -

Cash at beginning of period                        46        26
                                               -------   -------

Cash at end of period                         $    18        26
                                               =======   =======

Supplemental disclosure of cash flow
------------------------------------
information
-----------

Cash paid during the period for:
   Interest                                   $ 11,060    10,872
                                               =======   =======
   Income taxes                               $     -       175
                                               =======   =======

Noncash items related to stock
 repurchase:

   Decrease in paid-in capital                $  1,055        -
                                               =======   =======
   Increase in other liabilities              $    662        -
                                               =======   =======
   Decrease in loans to stockholders          $    393        -
                                               =======   =======

See accompanying notes to consolidated condensed financial statements.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           JANUARY 31, 1997 AND 1996
                                  (UNAUDITED)

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements contained in the Company's Form 10-K, for the year ended April 30, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ending April 30, 1997.

 2)  NET LOSS PER SHARE OF COMMON STOCK

     Loss per share of common stock is computed by dividing net loss applicable to common stock by the weighted average number of common shares and dilutive common stock equivalents outstanding each period. All options and warrants were excluded from per-share computations since their effect on loss per common share was anti-dilutive.



3)   INVENTORIES

     The components of inventories are as follows:

                                           January 31,
                                              1997     April 30,
                                           Unaudited     1996
                                           ---------   ---------
       Raw materials and storeroom
         supplies                          $ 11,271     10,823
       Work in process                       10,555     15,640
       Finished goods                        17,520     13,858
                                             ------     ------

                                           $ 39,346     40,321
                                             ======     ======

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

4) RELATED PARTY TRANSACTIONS

   On September 30, 1996, the Company finalized the terms of an agreement to repurchase 50,625 shares of the Company's common stock from two minority shareholders who formerly were officers of the Company. The stock repurchase is pursuant to the Amended and Restated Stockholder's Agreement dated September 15, 1993 and the stock purchase price was calculated in accordance with said agreement. Certain payments, including those to reacquire the Company's common stock, are currently not permitted under the terms of the Company's Indenture. As a result of this transaction, $393 of notes receivable from the former shareholders was satisfied, the Company recorded a note payable in the amount of $662 and decreased paid-in capital by $1,055. The note payable will accrue simple interest at 6.02% and will be repaid in five annual installments beginning when, and only when, the purchase of the shares is permitted under the Indenture.

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

 GENERAL
 --------

 On December 18, 1996, the Company experienced a failure in the transformer supporting its number one furnace at its Sand Springs facility. A spare transformer was promptly installed which subsequently failed for unrelated reasons on January 5, 1997. Normal melting operations are expected to resume by April 30, 1997. The Company will continue to run its number two electric furnace at capacity and purchase billets to meet the semi-finished steel requirements of its Sand Springs and Joliet rolling mills. The Company maintains property and business interruption insurance which is expected to cover substantially all of the costs associated with the repair of the transformers and increased operating costs incurred as a result of the one furnace operation. The Company has been able to satisfy rolling mill requirements by supplementing billet production with outside billet purchases. Shipments of finished goods to customers have not been, and are not expected to be, affected in any way. The insurance policies have combined deductibles of $350,000 which were recorded in the third fiscal quarter.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

 During the third quarter, the Company restructured the operating functions at the Sand Springs facility resulting in a 14% reduction in the salaried workforce. Severance costs of approximately $250 thousand were recognized and charged to selling, general and administrative expenses in the third quarter.

 The Company's collective bargaining agreement with the United Steelworkers of America (the Union), which covers approximately 310 hourly-paid production and maintenance employees at the Sand Springs facility, expired on March 1, 1997. The Company reached a tentative agreement with the Union effective March 2, 1997, through March 1, 2000, which was ratified by the Union on March 8, 1997. The Union agreement provides for an increase in hourly wages of $1.00 an hour over the next three years and certain increased benefits. In conjunction with the agreement, the Company is eliminating approximately 70 hourly positions, primarily maintenance related. It is anticipated that the reduction in hourly positions will be accomplished through retirement offers and voluntary separation. The actual response to the offers and cost of such offers cannot be accurately determined at this time, however, the Company expects to accrue these severance and retirement costs in the fourth quarter.

 During the third fiscal quarter, the Company accepted final commissioning of the new mill at the Sand Springs facility and the final retainage was paid to the contractor. The old mill, which was taken out of service in January, 1995, was fully depreciated and was scrapped with the exception of approximately $32 thousand of equipment sold and approximately $143 thousand currently held for sale.

 RESULTS OF OPERATIONS
 Three month period ended January 31, 1997
 -----------------------------------------

      SALES. Net sales for the Company for the third quarter were approximately $34.9 million as compared to net sales of approximately $38.9 million in the third quarter of fiscal 1996, a decrease of approximately $4.1 million or 10%. Shipping levels in the third quarter decreased 18% to 92,909 tons from 112,835 tons in the third quarter of fiscal 1996, primarily due to decreased rebar and semi-finished steel shipments. However, sales decreases were partially offset by an increase in average selling prices from $345 per ton in the third quarter of fiscal 1996 to $376 per ton in the third quarter of fiscal 1997 due primarily to product sales mix. Average net selling prices in the third fiscal quarter were lower for MBQ products and higher for rebar, fabricated products and semi-finished steel than in the same period in prior year.

      Shipments of rebar for the third quarter decreased 15.5% as compared to the same quarter in the prior year due to weaker market demand primarily caused by weather conditions in the south and southwest. Shipments of MBQ products from Sand Springs increased 44% from the same period in the prior year due primarily to increased production of MBQ products. Joliet shipments of MBQ products increased 4% over the same quarter in the prior year due to increased market demand. Fabricated product sales increased 3% over the same period in the prior year due to a stronger market for fence posts. Shipments of semi-finished steel for the third quarter decreased 72% due to the Company's decision to decrease melt shop production due to a weak billet market.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

      COST OF SALES. The cost of sales for the third quarter decreased to approximately $29.3 million as compared to approximately $33.6 million for the same quarter in the prior year. As a percentage of sales, cost of sales decreased from 86% of sales in the third quarter of the prior year to 84% of sales in the third quarter this year primarily due to product mix. On an average per-ton basis, cost of sales increased from $297 per ton for the third quarter of fiscal 1996 to $316 per ton for the third quarter fiscal 1997. The increase in cost of sales per ton is due to product mix, the costs associated with the transformer failure, new product development in the rolling mill and higher energy costs, primarily natural gas, in both the melt shop and rolling mill offset by slightly lower scrap raw material costs.

      GROSS PROFIT. Gross profit for the Company for the third quarter was approximately $5.5 million as compared to a gross profit of approximately $5.4 million for the same quarter in the prior year, an increase of approximately $0.1 million or 2%. Gross profit for the Company as a percentage of sales was 15.9% for the third quarter as compared to 13.8% for the same quarter in the prior year. The increase in gross profit as a percentage of sales is a result of higher average selling prices partially offset by increased cost of sales per ton as discussed above.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses for the Company for the third quarter were approximately $2.9 million as compared to approximately $2.8 million for the third quarter of fiscal 1996, an increase of approximately $0.1 million or 4%. The primary reason for the increase is severance costs recognized in conjunction with the reorganization of the salaried workforce at the Sand Springs facility.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased in the third quarter approximately $0.1 million to $1.7 million, up from $1.6 million for the third quarter in the prior year due to depreciation on capital expenditures incurred in the prior year and the current year.

      POSTRETIREMENT BENEFIT EXPENSE. Postretirement benefit expense decreased in the third quarter approximately $0.3 million to $0.6 million, down from $0.9 million for the third quarter in the prior year. The decrease in estimated fiscal 1997 expense is due to a decrease in the health care cost trend rates as determined by an independent actuary.

      OPERATING INCOME. Operating income for the third quarter was approximately $0.3 million as compared to approximately $70 thousand for same quarter in the prior year, an increase of approximately $0.2 million or 300%. Operating income for the Company as a percentage of sales for the third quarter was 0.76% as compared to 0.17% for the same quarter in the prior year. The increase was primarily due to improved gross profit as discussed above.

      INTEREST EXPENSE. Interest expense decreased slightly compared to the third quarter in the prior year. This decrease was due to decreased average monthly borrowings under the Company's revolving credit facility to support a slightly lower investment in working capital in comparison to the same period in the prior year.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

      INCOME TAX. The Company has not recorded a benefit for income taxes as a result of the net loss. A valuation allowance is required when it is more likely than not that all or a portion of the deferred tax assets will not be realized. Accordingly, a valuation allowance has been recorded for a portion of the deferred tax asset at January 31, 1997. The amount of the deferred tax assets considered realizable, however, could change if estimates of future taxable income change.

 Nine month period ended January 31, 1997
 ----------------------------------------

      SALES. Net sales for the nine months ended January 31, 1997 were approximately $124.8 million as compared to net sales of approximately $124.6 million for the nine month period ended January 31, 1996, an increase of approximately $0.2 million or 0.14%. Shipping levels for the nine month period of 1997 increased 2% to 351,304 tons from 345,049 tons for the same period in
 the prior year, reflecting good rebar and MBQ product demand.   However,
 shipping increases were partially offset by a decrease in average selling prices from $361 per ton for the nine month period ending January 31, 1996 to
 $355 per ton for the same period in 1997.   The decrease in average selling
 prices is attributable primarily to market conditions and product mix.

      Shipments of rebar for the nine month period ending January 31, 1997 increased 12% as compared to the same period in the prior year primarily due to increased market demand. Shipments of MBQ Products from Sand Springs increased 79% from the same period in the prior year due to increased production of MBQ products while Joliet shipments of MBQ products decreased 5% due to weaker market demand compared to the same period in the prior year. Shipments of semi-finished steel decreased 26% from the same period in the prior year due primarily to decreased sales in the third fiscal quarter as discussed above. Shipments of fabricated products for the nine month period ending January 31, 1997 did not fluctuate materially as compared to the same period in the prior year.

      COST OF SALES. The cost of sales for the nine month period ended January 31, 1997 decreased to approximately $103.7 million as compared to approximately $104.2 million for the same period in the prior year. Cost of sales decreased as a percentage of sales to 83% compared with 83.5% for the same period in the prior year. On an average per-ton basis, cost of sales decreased from $302 per ton for the nine month period ending January 31, 1996 to $295 per ton for the nine month period ending January 31, 1997. The decrease in cost of sales per ton is due to a decrease in scrap raw material costs of approximately $8 per ton compared to the same period in the prior year. However, the decrease in cost of sales per ton is partially offset by higher conversion costs per ton in the melt shop and rolling mill because of higher energy costs, the costs associated with the transformer failure and costs of new product development in the rolling mill in comparison to the same period in the prior year.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

      GROSS PROFIT. Gross profit for the Company for the nine month period ending January 31, 1997 was approximately $21.1 million as compared to a gross profit of approximately $20.5 million for same period in the prior year, an increase of approximately $0.6 million or 3%. Gross profit for the Company as a percentage of sales was 16.9% as compared to 16.5% for the same period in the prior year. The increase in gross profit as a percentage of sales is a result of lower cost of sales per ton as discussed above.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses for the Company for the nine month period ending January 31, 1997 were approximately $9.4 million as compared to approximately $8.8 million for the same period in the prior year, an increase of approximately $0.6 million or 6.7%. The primary reason for the increase is severance costs recognized in conjunction with the reorganization of the salary workforce at the Sand Springs facility as well as selling expenses related to additional MBQ product sales.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the nine month period ending January 31, 1997 increased approximately $0.3 million to approximately $5.1 million, up from approximately $4.8 million for the same period in the prior year due to depreciation on capital expenditures incurred in the prior year and current year.

      POSTRETIREMENT BENEFIT EXPENSE. Postretirement benefit expense decreased for the nine months ended January 31, 1997 approximately $0.6 million to $2.1 million, down from $2.7 million for the same period in the prior year. The decrease in estimated fiscal 1997 expense is due to a decrease in the health care cost trend rates as determined by an independent actuary.

      OPERATING INCOME. Operating income for the nine month period ending January 31, 1997 was approximately $4.5 million as compared to approximately $4.1 million for same period in the prior year, an increase of approximately $0.3 million or 8%. Operating income for the Company as a percentage of sales
 increased to 3.6% up from 3.3% for the same period in the prior year.   The
 increase in operating income was primarily due to increased sales and gross profit offset by the additional selling, general and administrative expenses as discussed above.

      INTEREST EXPENSE. Interest expense for the nine month period ending January 31, 1997 increased slightly compared to the same period in the prior year. The increase was due to increased average borrowings under the Company's revolving credit facility during the nine months period in comparison to the same period in the prior year.

      INCOME TAX. The Company has not recorded a benefit for income taxes as a result of the net loss. A valuation allowance is required when it is more likely than not that all or a portion of the deferred tax assets will not be realized. Accordingly, a valuation allowance has been recorded for a portion of the deferred tax asset at January 31, 1997. The amount of the deferred tax assets considered realizable, however, could change if estimates of future taxable income change.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

 LIQUIDITY AND CAPITAL RESOURCES

      As of January 31, 1997, the Company's long-term indebtedness was approximately $103 million, excluding current portion of $0.7 million, after giving effect to an unamortized discount attributable to detachable stock warrants of approximately $1.7 million. The Company had approximately $8.2 million of borrowing availability at January 31, 1997 under its revolving credit agreements.

      Cash flow used by operations was approximately $3.5 million for the nine month period ended January 31, 1997, as compared with cash flow used in operations of approximately $3.3 million for the nine month period ended January 31, 1996. Cash used in investing activities in the nine months ended January 31, 1997 was approximately $3.0 million, consisting principally of required replacement of plant equipment. For the nine month period ended January 31, 1997, cash provided by financing activities consisted of increased borrowings under the Company's revolving credit facility and contractual payments to retired executives of the Company in respect of their stock appreciation rights.

      The Company's cash flow from operations, borrowings under the Revolving Credit Facility and Railway Credit Facility, and recoveries of payments under the Company's property casualty and business interruption insurance policies for losses associated with the transformer failure are expected to be sufficient to fund the budget for capital improvements, and meet near-term working capital requirements.

      On a longer term basis, the Company has significant future debt service obligations. The Company's ability to satisfy these obligations is dependent on its ability to generate adequate cash flow from operations. The Company expects that its cash flow from operations, borrowings under its revolving credit facilities, and refinancing options for new credit facilities will be sufficient to fund the repayment of the long term debt and other investing activities. The Company's future operating results are dependent on its overall operating performance and are subject to general business, financial and other factors affecting the Company and the domestic steel industry, as well as prevailing economic conditions, certain of which are beyond the control of the Company.

 CAPITAL EXPENDITURES

      Capital expenditures for the nine month period ended January 31, 1997 were approximately $3.0 million, consisting primarily of normal capital projects required or deemed economically attractive, throughout the Company. The Company anticipates capital expenditures of approximately $.85 million during the fourth quarter of fiscal 1997, consisting of normal capital projects and expenditures related to an on-site oxygen plant which was placed in service late in the third quarter of fiscal 1997. The Company's cash flow from operations and borrowings under its revolving credit facilities are expected to be sufficient to meet any near-term working capital requirements the Company may have and to fund anticipated capital improvements.

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

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLERS


 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 A.   Exhibits

 No exhibits.

 A.  Reports on Form 8-K

 No reports on Form 8-K were filed during the third quarter ended January 31, 1997.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES



                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SHEFFIELD STEEL CORPORATION


 Date:  March 13, 1997                    /s/ Robert W. Ackerman
        ------------------                -----------------------
                                          Robert W. Ackerman, President
                                          and Chief Executive Officer



 Date:  March 13, 1997                    /s/ Stephen R. Johnson
        ------------------                -----------------------
                                          Stephen R. Johnson, Vice President
                                          and Chief Financial Officer