Form 10-K
period 1997-04-30
SHEFFIELD STEEL CORP
filed 1997-07-29
CIK 910719

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-K

(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended April 30, 1997

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
             For the transition period from          to
                                            --------    ----------
                        Commission file number: 33-67532

                           SHEFFIELD STEEL CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                            74-2191557
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

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----
        Securities registered pursuant to Section 12(g) of the Act: None
                                                                    ----
       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                    ----    -----
       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K[ ]

       At the date of this filing, there were 3,375,000 shares of the Registrants $.01 par value Common Stock outstanding. The aggregate market value of voting stock held by nonaffiliates is unknown as the Registrant's stock is not traded on an established public trading market.

                       Documents Incorporated by Reference

1) Portions of the Registrants Proxy Statement dated July 31, 1997 are incorporated by reference into Part III of this Report on Form 10-K.

                           SHEFFIELD STEEL CORPORATION
                                    FORM 10-K

                                TABLE OF CONTENTS

Item                                                                                  Page
----                                                                                  ----
                                     Part I
1.     Business                                                                        1-8

2.     Properties                                                                        9

3.     Legal Proceedings                                                                 9

4.     Submission of Matters to a Vote of Security Holders                               9

                                     Part II

5.     Market for the Registrant's Common Equity and Related Stockholder Matters        10

6.     Selected Financial Data                                                          11

7.     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                 12-18

8.     Financial Statements and Supplementary Data                                   18-38

9.     Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure                                          39

                                    Part III

10.    Directors and Executive Officers of the Registrant                               39

11.    Executive Compensation                                                           39

12.    Security Ownership of Certain Beneficial Owners and Management                   39

13.    Certain Relationships and Related Transactions                                   39

                                     Part IV

14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K              38-48

                                    PART I
                                    ------
ITEM 1.   BUSINESS
-------   --------

Overview
--------

       Sheffield Steel Corporation (the "Company") is a mini-mill producer of hot rolled steel bar products ("hot rolled bar products"), concrete reinforcing bar ("rebar"), fabricated products including fabricated and epoxy-coated rebar and steel fence posts ("fabricated products"), and various types of semi-finished steel, known as billets ("semi-finished steel"). The Company's primary manufacturing facility is located in Sand Springs, Oklahoma (the "Sand Springs Facility"), where it conducts a full range of steelmaking activities, including the melting of steel and casting of billets, and the processing of billets into rebar, steel fence posts and a range of hot rolled bar products including rounds, flats and squares. From the Sand Springs Facility, the Company also ships billets to its two rolling mills in Joliet, Illinois (the "Joliet Facility"), which produce hot rolled bar products, and transfers rebar to its rebar fabrication plant in Kansas City, Missouri (the "Kansas City Plant"). The Company also owns and operates a short line railroad consisting of approximately seven miles of rail line between Sand Springs and Tulsa, Oklahoma that serves primarily the operations of the Sand Springs Facility and, to a lesser extent, third parties. The Sand Springs Facility and the Joliet Facility received ISO 9002 quality certification in November, 1995 and June, 1996, respectively.

       On October 29, 1993, the Company's two principal operating subsidiaries Sheffield-Sand Springs and Sheffield-Joliet were merged into Sheffield Steel Corporation, with Sheffield Steel Corporation as the surviving corporation. Substantially all of the Company's assets are owned directly by Sheffield Steel Corporation, with the Company's other assets being owned by Sheffield's two remaining wholly-owned subsidiaries, the Sand Springs Railway Company (the "Railway Company") and Sheffield Steel Corporation-Oklahoma City (the "Oklahoma City Mill").

       This Annual Report on Form 10-K may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause results to differ materially from those described in the forward-looking statements. There can be no assurance that actual results or business conditions will not differ materially from those anticipated or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the size and timing of significant orders, as well as deferral of orders, over which the Company has no control; the variation in the Company's sales cycles from customer to customer; increased competition posed by other mini-mill producers; changes in pricing policies by the Company and its competitors; the need to secure or build manufacturing capacity in order to meet demand for the Company's products; the Company's success in expanding its sales programs and its ability to gain increased market acceptance for its existing product lines; the ability to scale up and successfully produce its products; the potential for significant quarterly variations in the mix of sales among the Company's products; the gain or loss of significant customers; shortages in the availability of raw materials from the Company's suppliers; fluctuations in energy costs; the costs of environmental compliance and the impact of government regulations; the Company's relationship with its work force; the restrictive covenants and tests contained in the Company's debt instruments, which could limit the Company's operating and financial flexibility; and general economic conditions.

Manufacturing Process

       The Company operates a steel mini-mill with melting, casting and rolling operations. In contrast to integrated steel mills, which produce steel from coke and iron ore through the use of blast furnaces and basic oxygen furnaces, a mini-mill uses electric arc furnaces to melt and refine steel scrap. At the Sand Springs Facility, steel scrap is conveyed by rail car from the Company's scrap yard to the facility's melt shop, where the steel scrap is melted with electricity in two 85-ton electric arc furnaces. The molten steel is then conveyed to a six-strand continuous caster which casts various sizes and grades of billets. These billets are then reheated, rolled and shaped into various finished steel products at the Sand Springs or Joliet rolling mills or, to a lesser extent, sold to third parties as semi-finished steel. The Sand Springs rolling mill produces rebar, T-sections, which are further processed into fence posts, and a range of hot rolled bar products. The Joliet rolling mills produce an extensive range of hot rolled bar products.

       Hot Rolled Bar Products. The Company has changed the name of this line of
       ------------------------
business from "MBQ products" to "hot rolled bar products" for the sole purpose of conforming this product category to the designation used by the American Iron and Steel Institute ("AISI"). This category includes all steel bar products excluding rebar. There has been no change in Sheffield's strategy or product line from previous filings. From its two rolling mills, the Joliet Facility produces hot rolled bar products including, flats, squares, rounds, angles and channels, which are generally non-standard sizes, shapes and chemistries that are made to order for specific customer requirements. The Sand Springs Facility has successfully entered certain hot rolled bar product markets, including certain hot rolled bar squares, rounds, and flats. Construction of the new rolling mill at the Sand Springs Facility, which was substantially completed in fiscal 1995, has added manufacturing capacity for the Company's hot rolled bar products. Hot rolled bar product sales were approximately 44% of total Company revenues in fiscal 1997.

       Rebar. The Company produces rebar at the Sand Springs Facility rolling
       ------
mill, where the bars are rolled in standard diameters from #4 rebar (1/2" or 13mm) to #18 rebar (2-1/4" or 57mm) and sheared to standard lengths from 20' to 60'. Rebar sales were approximately 32% of total Company revenues in fiscal 1997.

       Fabricated Products. The Company manufactures two fabricated steel
       --------------------
products: fence post and fabricated rebar, including epoxy-coated rebar. Sales of these fabricated products were approximately 14% of the Company's total revenues in fiscal 1997. The Company produces fence post in two weights (1.25 pounds per foot and 1.33 pounds per foot), in orange and green colors and various lengths from four feet to eight feet. The Company believes that its fence post is recognized as a quality leader in the industry.

       Rebar shipped from the Sand Springs Facility to the Kansas City Plant is fabricated and sold to highway and construction contractors in Kansas, Missouri and adjacent markets. Typically, more than 35% of the annual fabricated rebar tons sold are epoxy-coated prior to fabrication to protect against corrosion in the field.

       Semi-finished Steel (billets). To meet customer and finished product
       ------------------------------
specifications, the Company produced in excess of 100 grades of steel during fiscal 1997. Sales of billets to third parties are dependent on internal billet requirements and widely varying market conditions. In the past three fiscal years, shipments of billets to third parties have ranged between 8% and 18% of total Company revenues. Sales of billets were approximately 8% of total Company revenues in fiscal 1997.

       The Railway. The Railway Company operates approximately seven miles of
       ------------
rail line between Sand Springs and Tulsa, Oklahoma, serving primarily the operations of the Sand Springs Facility and, to a lesser extent, third parties.

Customers and Markets

       Hot Rolled Bar Products. According to AISI, the size of the hot rolled
       ------------------------
bar product market in the U.S. was approximately 7.0 million tons in 1996. The majority of hot rolled bar products produced at the Joliet Facility are sold directly to original equipment manufacturers ("OEMs") and cold drawn bar finishers, while the remainder is sold to steel service centers. Major end use applications include farm equipment and auto parts, conveyor assemblies, pole line hardware, wrenches and construction machinery. Hot rolled bar products produced at the Sand Springs Facility are sold to both OEMs and steel service centers.

       While most hot rolled bar products are sold in standard sizes, shapes and chemistries, the Joliet Facility focuses on applications which require non-standard sizes, shapes or chemistries. The Joliet Facility also focuses on meeting the requirements of hot rolled bar products customers with small volume needs. The Company believes that these niche markets are unattractive to larger volume producers of hot rolled bar products. The Joliet Facility aims to maximize its production flexibility, since targeting customers with special requirements in turn requires short production runs (often as low as five tons per item), special manufacturing aids or additional inventories. The Company believes that the Joliet Facility's focus allows it to act as the sole supplier of particular shapes, sizes or steel chemistries to certain customers, while in other cases it competes with a limited number of producers of specialty hot rolled bar products.

       The demand for consistent quality is very significant in the hot rolled bar product market, where quality is measured by the adherence to specifications related to chemical composition, surface quality, product integrity and size tolerances. The capabilities of the melt shop at the Sand Springs Facility contribute significantly to the Company's ability to maintain consistent quality at a competitive cost.

       The Company also strives to provide its hot rolled bar product customers with superior service. To permit a high level of service consistent with efficient production scheduling, the Company carries a customer-designated finished goods inventory of hot rolled bar products in excess of 10,000 tons. Both the Sand Springs Facility and the Joliet Facility have implemented an internally developed bar-coded inventory tracking system which permits quick and precise hot rolled bar inventories to be taken at any time. The Joliet Facility has also developed a customer query system (the "Customer Query System") which provides agents and major customers with direct computer access to the status of their production orders, the availability of inventory designated for them and to the Joliet Facility's production schedule for their products.

     Rebar. According to the AISI, the size of the rebar market in the U.S. was
     ------
approximately 6.3 million tons in 1996. The Company sells rebar to independent fabricators who shear and bend the rebar to meet engineering or architectural specifications for construction projects.

       Rebar is a lower cost, higher volume commodity bar product for which price is often the customer's decisive factor. Geographic proximity to customers, which in turn determines both freight costs and delivery response time, is also an important factor in the rebar market, where profit margins are particularly tight and independent fabricators typically depend on quick mill response rather than their own inventories to meet changing construction schedules. Due to the importance of pricing, freight costs and delivery response time, sales of rebar tend to be concentrated within close geographic proximity to a rebar manufacturer's mini-mill.

       The Company's rebar market is concentrated in the geographic area surrounding the Sand Springs Facility. In the Company's primary market area of Oklahoma, Kansas and portions of Nebraska, Missouri, Arkansas and northern Texas, the Company enjoys a freight advantage over its competitors and believes it has a market share in excess of 50%. Approximately half of the Company's rebar shipments are made in this primary market area. The remaining rebar shipments are made in the adjacent regions of Nebraska, Missouri, Arkansas and Texas and in Louisiana, New Mexico and Colorado. Since pricing, freight costs and delivery response times are important competitive factors in the rebar market, the Company believes that efforts to penetrate more distant markets would be uneconomical or impractical.

       Demand for rebar tends to be influenced by trends in commercial and residential construction, industrial investment in new plants and facilities, and government spending on infrastructure projects and public sector buildings. The Company has worked to build and maintain long-term relationships with leading independent fabricators located in construction centers in the south-central United States by providing them with competitive pricing, assured product availability and reliable, prompt delivery and service. This strategy permits the fabricators to compete successfully in the construction and infrastructure markets, which helps to reinforce the Company's relationships with such fabricators. Consequently, although rebar demand will fluctuate with the trends in construction and industrial and public sector investment, strong relationships with the dominant fabricators have helped support consistent rebar sales volume during periods of reduced demand over the past several years.

       Fabricated Products. The Company sells fence post to distributors and
       --------------------
farm cooperatives. The Company believes that it is the dominant supplier of fence post in the Oklahoma, Kansas, Missouri, and Arkansas market with more than half of the market share in that area. Additional important markets for the Company are in Texas, Mississippi, and Louisiana.

       Fabricated rebar is shipped from the Kansas City Plant to construction contractors in Missouri, Kansas, Nebraska and in contiguous markets. In recent years the Company has experienced increased demand for epoxy-coated rebar from contractors bidding on infrastructure projects. This has provided the Kansas City Plant with a competitive advantage and contributed to a growth in shipments.

       Semi-finished Steel (billets). Semi-finished steel is sold by the Company
       ------------------------------
to other steel mills or forgers for conversion into finished products. A portion of the sales are made to accounts with continuing billet requirements and a portion is sold in the "spot" market. In the latter instance, steel may be exported to markets in Mexico, Canada, South America and the Caribbean. Sales volume potential and pricing for semi-finished steel, particularly in the spot market, is highly variable. The dominant competitive factors are availability and price.

The Sand Springs Mill

       The Company substantially completed construction of the new rolling mill at the Sand Springs Facility in 1995 to further increase sales of higher margin products by shifting productive billet capacity from semi-finished steel sales to hot rolled bar products. The new rolling mill is capable of producing rebar and high quality hot rolled bar products at low cost and, together with the Joliet Facility, of ultimately processing most of the billets produced by the Company into finished products. Final acceptance of the mill occurred in the third quarter of 1997 after certain performance tests were satisfied. The contract cost for construction of the new mill, including related infrastructure improvements, was approximately $22 million. An additional $4 million was expended for a new hot rolled bar finished goods warehouse, related material handling equipment and a metallurgical laboratory.

       During fiscal 1997, the Company commissioned an engineering study to evaluate a bottleneck in the shear line which follows the new rolling mill in the manufacturing process. On the basis of this study, the Company is undertaking a project to raise the throughput capacity of the shear line. The project is scheduled for completion in the fourth quarter of fiscal 1998.

Sales and Marketing

       Hot rolled bar products produced at the Joliet Facility are sold regionally by the Company's sales personnel and nationally through commissioned sales representatives under exclusive agency arrangements with the Company. Hot rolled bar products produced at the Sand Springs Facility and rebar are sold through the Company's own sales force and the sales agencies which service the Joliet Facility. The Company markets fence post directly to farm cooperatives and to fence post distributors. While some semi-finished steel is sold to accounts with continuing billet requirements, the remaining portion is sold through semi-finished steel brokers on the "spot" market. As a result of adverse weather conditions which impact construction activities and a normal seasonal downturn in manufacturing levels, the Company typically experiences lower sales volumes in its third fiscal quarter.

Raw Materials

       The Company's primary raw material is steel scrap, which is generated principally from industrial, automotive, demolition, railroad, obsolete and other scrap sources and is purchased by the Company in the open market through a limited number of steel scrap brokers and dealers or by direct purchase. The cost of steel scrap is subject to market forces, including demand by other steel producers and can fluctuate significantly. Product prices generally cannot be adjusted in the short-term to recover large increases in steel scrap costs. However, over longer periods of time, product prices and steel scrap prices have tended to move in the same direction.

       The long-term demand for steel scrap and its importance to the domestic steel industry may be expected to increase as mini-mill producers continue to expand steel scrap-based electric arc furnace capacity. For the foreseeable future, however, the Company believes that supplies of steel scrap will continue to be available in sufficient quantities. In addition, a number of technologies exist for the processing of iron ore into forms which may be substituted for steel scrap in electric arc furnace-based steelmaking. Such forms include direct reduced iron, hot briquetted iron, iron carbide and pig iron. A sustained increase in the price of steel scrap could result in increased use of these alternative materials. The Company has successfully employed scrap substitutes in its manufacturing process to achieve quality characteristics and expects to increase their usage in the future.

Energy

       The Company's manufacturing process consumes large amounts of electricity. The Company purchases its electrical needs at the Sand Springs Facility from Public Service Company of Oklahoma ("PSO"). The Company believes that its utility rates are among the lowest in the domestic long product mini-mill steel industry. PSO is able to generate electricity at relatively low rates, as its electric load is generated using western coal and local natural gas as compared to the higher costs of electric utilities that generate electric load using oil or nuclear power.

       The Company also uses natural gas to reheat billets, but is not considered a large natural gas user. Since deregulation of the natural gas industry, natural gas requirements generally have been provided through negotiated contract purchases of well-head gas transported through local pipeline distribution networks. Although increases in the price of natural gas might have an adverse impact on the Company's cost structure and the Company's profitability, any such price increases would likely have a similar effect on competitor's using natural gas and/or electricity generated by natural gas. The majority of the Company's natural gas needs (both to reheat billets and as a consumer of the electricity generated by natural gas) are at the Sand Springs Facility in Oklahoma, a state with excess natural gas supplies. The Company has been adequately supplied with natural gas in the past and expects an adequate supply to be available in the future.

Competition

       The Company competes with a number of domestic mini-mills in each of its market segments. Common competitive factors in the steel bar business include: price, proximity to market, quality and service, although their relative importance varies in the different market segments.

       In the market for hot rolled bar products, the Joliet Facility occupies a niche position at the specialty end of the product range. The Company believes that it acts as the sole supplier of particular shapes, sizes or steel chemistries to certain customers. In other cases, the Company competes with a limited number of other producers of specialty hot rolled bar products. The new rolling mill enables the Sand Springs Facility to compete with mini-mill producers of standard hot rolled bar products. Competitors vary from customer to customer and by product depending on product specifications, requirements for order sizes and inventory support.

       Since pricing, freight costs and delivery times are the most important competitive factors in the sale of rebar, sales tend to be concentrated within about 350 miles of a mini-mill. In the south-central United States, the Company believes it enjoys a competitive advantage as the closest mill serving an area comprising Oklahoma, Kansas, western Missouri and Arkansas, and parts of northern Texas.

       The Company is generally not in competition with foreign or integrated steel mill producers. These mills have cost and freight disadvantages compared to the Company and other domestic mini-mills which effectively preclude them from competing in the lower priced hot rolled bar product and rebar markets.

       Competitive factors in fence post sales include price, product quality measured by durability, appearance, workmanship, freight costs and delivery response time. The Company believes that the high quality of its fence post, combined with a more aggressive sales effort, contributed to an increase in market penetration in fiscal 1996 and fiscal 1997.

       For fabricated rebar, primary competitors are independent fabrication shops which are furnished with rebar from other mini-mills in the Midwest. In recent years, the Company believes that increased demand for epoxy-coated product from contractors bidding on infrastructure projects has provided the Kansas City Plant with a competitive advantage and contributed to growth in shipments. Other competitive factors include delivery performance, engineering support and competitive pricing.

Employees

       At April 30, 1997, the Company had approximately 670 employees, of which approximately 73% are represented by one of three bargaining units affiliated with the United Steelworkers of America. The Company is party to a collective bargaining agreement covering approximately 308 hourly-paid production and maintenance employees at the Sand Springs Facility. The agreement, which was negotiated as of March 2, 1997 is for a three year period expiring March 2, 2000. The agreement included wage increases, certain benefit increases and changes to local work rules. The agreement also allowed for the Company to reduce and reorganize its hourly workforce by approximately 70 positions, primarily maintenance related. Of the 70 positions, 42 were eliminated through retirement offers effective June 1, 1997 and the remaining positions will be eliminated through attrition.

       The Company is also party to a collective bargaining agreement covering approximately 147 hourly-paid production and maintenance employees at the Joliet Facility, which expires on March 1, 1999 and a collective bargaining agreement covering approximately 23 employees at the Kansas City Plant which expires on October 31, 1999. The Railway Company employs approximately 19 people of which one is represented by the Brotherhood of Locomotive Engineers, three are represented by the United Transportation Union, two are represented by the Brotherhood of Railway Carmen, two are represented by the Brotherhood of Maintenance Of Way Employees and six are represented by the Transportation Communications International Union. Industry-wide contracts with these unions expired on December 31, 1994. The Brotherhood of Maintenance of Way Employees have signed an agreement which expires January 1, 2001. The United Transportation Union agreement is currently in arbitration and a decision is expected shortly. The remaining unions continue to be involved in the collective

Environmental Compliance

       The Company is subject to a broad range of federal, state and local environmental regulations and requirements, including those governing air emissions and discharges into water, and the handling and disposal of solid and/or hazardous wastes. The Company has spent substantial amounts to comply with these regulations and requirements. In addition, in the event of a release of a hazardous substance generated by the Company, the Company could potentially be responsible for the remediation of contamination associated with such a release.

       Primarily because the melting process at the Sand Springs Facility produces emission dust that contains lead, cadmium and other heavy metals, the Company is classified, in the same manner as other similar mini-mills in its industry, as a generator of hazardous waste. The Resource Conservation and Recovery Act ("RCRA") regulates the management of emission control sludge/dust from electric arc furnaces ("K061"). All of the K061 generated at the Sand Springs Facility is shipped to Mexico, where a processor recovers the heavy metals and chemically stabilizes the residual dust. If an accidental release of K061 were to occur, the Company could be required to remediate such release. Although current law permits the export of K061, there can be no assurance that new legislation prohibiting the export of hazardous waste materials, including K061, will not be enacted. In that event, the Company would have to find an alternative means of treatment or disposal of the K061 in compliance with RCRA. Although the Company believes that it could properly dispose of the K061 generated at the Sand Springs Facility by constructing an on-site recovery and chemical stabilization processor or by shipping the K061 to a licensed domestic treatment facility, there can be no assurance as to the availability of such alternatives or the level of cost associated with them.

       New regulations to be adopted under the 1990 Clean Air Act Amendments ("CAAA") may require the Company to make additional expenditures for air emissions control or changes in the steelmaking process, or both. Because regulations applicable to the Company's operations have not yet been promulgated under the CAAA, the Company cannot at this time accurately estimate the costs, if any, of compliance with the new regulations. Because these standards will also apply to the Company's domestic competitors, they are not expected to materially affect the Company's competitive position. The Company has submitted an operating permit application under Title V of the CAAA which it anticipates will be approved in calendar year 1998. Because the application has been judged administratively complete by the regulators, the Company may continue to operate normally pending the final approval.

       Based on continuing review of applicable regulatory requirements by the Company's internal environmental compliance officer and advice from independent consultants, the Company believes that it is currently in substantial compliance with applicable environmental requirements and does not currently anticipate the need to make expenditures beyond those planned for within the normal budgeting process for environmental control measures during fiscal 1998.

ITEM 2.    PROPERTIES
-------    ----------

       The Company owns the properties comprising the Sand Springs Facility and the Joliet Facility. The Sand Springs Facility is located on approximately 148 acres of land in Sand Springs, Oklahoma. The Joliet Facility is located on approximately 30 acres of land in Joliet, Illinois. The Company leases 9 acres of land adjacent to the Joliet Facility from the Metropolitan Water Reclamation District of Greater Chicago under a long term lease expiring in 2053. The Company also leases the Kansas City Plant, containing approximately 77,100 square feet. In addition, the Company owns 4.5 acres of land in Oklahoma City, Oklahoma that formerly comprised the Oklahoma City Mill.

       The Sand Springs Facility consists of approximately 520,390 square feet of floor space and contains two 85-ton electric arc furnaces, a six strand billet continuous caster, a rolling mill, two warehouses and a fence post shop. The total annual capacity of the Sand Springs Facility is approximately 615,000 tons of billet, approximately 360,000 tons of rebar and hot rolled bar products and approximately 70,000 tons of fence post.

       The Joliet Facility consists of approximately 334,305 square feet of floor space and contains a 12" merchant bar mill and a 10" merchant bar mill. The total annual capacity of the Joliet Facility is approximately 155,000 net tons of hot rolled bar products.

       The Railway Company provides freight service between Sand Springs and Tulsa on seven miles of mainline track and 21 miles of spur line which connect customer facilities with the main line. The Railway Company owns the mainline track and three locomotives and operates a maintenance shop for normal repairs and upkeep. The Railway Company also operates a transload facility and warehouse.

       The Railway Company has granted a security interest in substantially all of its assets as security for the Railway Company's obligations under a bank credit facility.

       The Company has granted a first priority lien on substantially all of the real property and equipment in favor of the Trustee for the benefit of the holders of the First Mortgage Notes, and has granted a second priority lien thereon in favor of its lender to secure future borrowings under the Company's revolving credit facility.

ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

       The Company is not a party to any significant pending legal proceedings other than litigation incidental to its business which the Company believes will not materially affect its financial position, results of operations, or liquidity. Such claims against the Company are ordinarily covered by insurance. There can be no assurance, however, that insurance will be available in the future at reasonable rates.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

       Not applicable.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
-------   ------------------------------------------------
          STOCKHOLDER MATTERS
          -------------------

       The Company's Common Stock, par value $.01 per share, is not traded on an established public trading market. As of the date of this filing, there were approximately nine stockholders of record. There were no dividends paid during the year ended April 30, 1997. Certain of the Company's loan agreements contain limitations on the ability of the Company to pay cash dividends on Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

The following selected consolidated financial data for the five years ended April 30, 1997 has been derived from the Company's financial statements audited by KPMG Peat Marwick LLP, independent auditors. The Company's financial statements and the report thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the Company's financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7.


                                                                  (Dollars in thousands except per share and per ton data)
                                                                               Fiscal Year Ended April 30,
                                                       ----------------------------------------------------------------------------
                                                              1993           1994           1995            1996           1997
                                                         ------------    -----------     ----------     -----------     ----------
Statement of Earnings Data:
    Sales ............................................    $ 144,026      $ 165,920       $ 175,753      $ 172,317       $ 170,865
    Cost of sales ....................................      125,705        141,215         144,385        143,121         140,234
                                                            -------        -------         -------        -------         -------
    Gross profit......................................       18,321         24,705          31,368         29,196          30,631
    Selling, general and administrative expense.......       10,536         10,682          12,156         11,737          11,923
    Depreciation and amortization ....................        5,714          4,941           5,930          6,567           6,775
    Postretirement benefit expense other
        than pensions.................................            -          4,248           3,153          2,776           2,353
    Restructuring charge [a]..........................        6,764           -               -              -              1,320
                                                            -------        -------         -------        -------         -------
    Operating income (loss)...........................       (4,693)         4,834          10,129          8,116           8,260
    Interest expense..................................       (5,707)        (7,147)         (8,049)       (11,733)        (11,769)
    Other income (expense)............................         (103)           (40)            (58)           526            -
                                                            -------        -------         -------        --------        -------
    Income (loss) before income taxes and
        extraordinary item                                  (10,503)        (2,353)          2,022         (3,091)         (3,509)
    Income tax (expense) benefit......................        2,975            949            (197)          -               -
                                                            -------        -------         -------        --------        -------
    Income (loss) from continuing operations                 (7,528)        (1,404)          1,825         (3,091)         (3,509)
    Extraordinary item - loss on retirement of
        long-term debt, net of income tax benefit
        of $1,346.....................................         -            (3,966)           -              -               -
                                                            -------        -------         -------        --------        -------

    Net income (loss).................................    $  (7,528)     $  (5,370)      $   1,825      $  (3,091)      $  (3,509)
                                                            =======        =======         =======        =======         =======
Per Share Data: [b]
    Net income (loss) from continuing operations
        per common and common equivalent share            $  (2.23)      $    (.42)      $     .50      $    (.92)      $   (1.04)
    Net income (loss) per common and
        common equivalent share.......................    $  (2.23)      $   (1.60)      $     .50      $    (.92)      $   (1.04)
    Dividends per common share........................         .15             .15             .18            .52             -

Balance Sheet Data (at end of period):
    Total assets......................................    $  94,643      $ 115,958       $ 146,459      $ 143,182       $ 136,627
    Long-term debt (including current portion)........       56,707         72,629          93,170         97,041          96,550
    Stockholders' equity..............................       14,098         10,558          11,395          6,385           2,156

Other Data:
    Capital expenditures..............................    $   2,467      $   1,667       $  24,220      $   4,978       $   3,695
    Net tons shipped..................................      488,303        519,043         500,151        477,005         473,755
    Average price per ton shipped ....................    $     291      $     314       $     351      $     361       $     361
    Average production cost per ton shipped...........          256            271             290            300             296
    Number of active employees at end of period.......          689            708             718            705             670
    Ratio of earnings to fixed charges [c]............           -              -             1.19             -               -

-------------------------------------------------------

[a] In January 1993, the Company approved a restructuring plan which provided for closure of the Oklahoma City Mill. In conjunction with this plan, the Company recorded a nonrecurring charge aggregating $6,764. Of the total charge, $6,330 relates to the estimated loss expected upon disposal of the facility and plant protection, insurance, and other expenses associated with this plan. The remaining charge relates to operating losses incurred from the date of approval through April 30, 1993.

    A restructuring charge of $1.3 million was recognized in fiscal 1997 as a result of early retirement incentives included in a collective bargaining agreement and salaried workforce reductions in Sand Springs.

[b] Restated to give retroactive recognition for a 3,375-for-one stock split approved on September 15, 1993.

[c] Ratio of earnings to fixed charges is defined as income before income taxes, extraordinary item, and cumulative effect of change in accounting principle plus amortization of debt issuance cost and interest expense divided by the sum of interest expense plus amortization of debt issuance costs. Earnings were insufficient to cover fixed charges in 1993, 1994, 1996 and 1997 by approximately $10,503, $2,353, $3,091 and $3,509, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

       The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included in item 8 of this Form 10-K.

General
-------

       The Company substantially completed construction of the new rolling mill at the Sand Springs Facility in 1995 and accepted final commissioning in the third quarter of fiscal 1997. The new rolling mill is capable of producing rebar and high quality hot rolled bar products. The commissioning process took longer than expected due to various mechanical equipment problems, process control computer start up difficulties, integration of the new mill with existing production elements, and certain employee training requirements. During fiscal 1997, the Company commissioned an engineering study to evaluate the shear line that follows the new mill. On the basis of this study, the Company believes that improvements to the shear line will increase the throughput capacity of the mill and has scheduled the project for completion in the fourth quarter of fiscal 1998.

       On December 18, 1996, the Company experienced a failure in the transformer supporting its number one furnace at the Sand Springs Facility. A spare transformer was promptly installed which subsequently failed for unrelated reasons on January 5, 1997. Although the insurance settlement has not been finalized, the Company's property, casualty and business interruption insurance is expected to cover substantially all of the costs associated with the repair of the transformers and increased operating costs incurred as a result of the one furnace operation. The Company was able to satisfy rolling mill requirements by supplementing billet production with outside billet purchases and shipments of finished goods to customers were not affected in any way. Normal melting operations resumed at the end of April, 1997.

       In January, the Company restructured the operating functions at the Sand Springs Facility resulting in a 14% reduction in the salaried workforce. Severance costs recognized in the third quarter were approximately $250 thousand.

       On March 2, 1997, the Company completed negotiation of a collective bargaining agreement with the United Steelworkers of America which covers approximately 310 hourly-paid production and maintenance employees at the Sand Springs Facility. The new contract is for a term of three years expiring March 1, 2000. This collective bargaining agreement included wage increases, certain benefit increases and changes to local work rules. The contract also allowed the Company to reduce and reorganize its hourly workforce by approximately 70 hourly positions, primarily maintenance related. Of the 70 positions, 42 employees were eliminated through retirement offers effective June 1, 1997 and the remaining positions will be eliminated through attrition. Non-recurring costs recognized in the fourth quarter were approximately $1.07 million.

        The Sand Springs Facility and the Joliet Facility received ISO 9002 certification from their registrar on November 10, 1995 and June 18, 1996, respectively. This certification is expected to help the Company improve its quality system and should aid entry into new hot rolled bar markets.

June 1, 1997 and the remaining positions will be eliminated through attrition. Retirement costs recognized in the fourth quarter were approximately $1.07 million.

       The Sand Springs Facility and the Joliet Facility received ISO 9002 certification from its registrar, KPMG Quality Registrar, on November 10, 1995 and June 18, 1996, respectively. This certification is expected to help the Company improve its quality system and should aid entry into new hot rolled bar markets.


Results of Operations
---------------------

Fiscal 1997 As Compared to Fiscal 1996

       Sales. Sales for the Company for fiscal 1997 were approximately $170.9 million as compared to sales of approximately $172.3 million for fiscal 1996, a decrease of approximately $1.4 million or 0.8%. Sales decreased primarily as a result of decreased sales of semi-finished steel.

              Hot Rolled Bar Products. Shipments in fiscal 1997 were 174,290
              ------------------------
       tons compared to 159,688 tons in fiscal 1996, an increase of 14,602 tons or 9%. Sales of hot rolled bar products from the Joliet Facility decreased primarily due to weak market conditions encountered during the first fiscal quarter. Shipments of hot rolled bars produced at the Sand Springs facility were up 66% in fiscal 1997 over the previous year due to increased mill production of hot rolled bar products. The increased production of hot rolled bar products was a result of new product trial shipments as well as continued production orders. The average price per ton for hot rolled bar products decreased to $435 per ton in fiscal 1997 from $461 per ton in fiscal 1996. The decrease in average price per ton is due to both product mix and the ratio of hot rolled bar products sold between the Sand Springs Facility and the Joliet Facility.

              Rebar. Rebar shipments for fiscal 1997 were 185,745 tons as
              ------
       compared to 169,316 tons in fiscal 1996. The average price per ton for rebar decreased to $292 for fiscal 1997 from $293 per ton in fiscal 1996. The increase in the tons shipped was primarily due to increased production. Rebar shipments in the previous year were limited because mill time was allocated to the development of new hot rolled bar business.

              Fabricated Products. Shipments of fabricated products in fiscal
              --------------------
       1997 were 53,208 tons, down from 54,444 tons in fiscal 1996. Shipments of fabricated products from the Kansas City Plant decreased from the prior year, primarily due to weak market demand in the fourth quarter. Shipments of fence posts were consistent with the prior year. The average price per ton for fabricated products decreased slightly to $460 per ton in fiscal 1997 from $461 per ton in fiscal 1996.

              Semi-finished Steel. Shipments of semi-finished steel to third
              --------------------
       parties for fiscal 1997 were 60,512 tons as compared to 93,557 tons in fiscal 1996. The decrease of 33,045 tons or 35% was due to a weak market for semi-finished steel products. Average sales price per ton for semi-finished steel decreased to $214 per ton in fiscal year 1997 from $225 per ton in fiscal 1996. The decrease in the average price per ton of semi-finished steel was partially due to weak market demand and partially due to selling a higher proportion of commodity grade steel.

       Cost of Sales. The cost of sales for fiscal year 1997 was approximately $140 million as compared to approximately $143 million for the fiscal year ended 1996. Cost of sales on an average per-ton basis decreased slightly from the prior year to $298 from $302. The decrease in cost of sales per ton is due to product mix, improved production rates, and a decrease in scrap raw material costs from the prior year. The decrease is partially offset by slightly higher conversion costs per ton in both the melt shop and Sand Springs rolling mill primarily due to an electric furnace transformer failure and higher energy costs in comparison to the prior year.


       Gross Profit. Gross profit for fiscal 1997 was approximately $30.6 million as compared to approximately $29.2 million for fiscal 1996, an increase of approximately $1.4 million or 4.9%. Gross profit as a percentage of net sales for fiscal 1997 was 17.9% as compared to 16.9% for fiscal 1996. The increase in gross profit in fiscal 1997 is due to the decrease in cost of sales and the increase in sales as discussed above.

       Selling, General and Administrative Expense. Selling, general and administrative expense for fiscal 1997 was approximately $11.9 million, reflecting an increase of approximately $0.2 million from 1996 levels. This increase is due to additional selling expenses related to the expanded sales efforts for hot rolled bar products.

       Depreciation and Amortization. Depreciation and amortization for 1997 was approximately $6.8 million as compared to approximately $6.6 million for 1996, an increase of approximately $0.2 million or 3%. The increase in depreciation expense was primarily the result of depreciation on capital expenditures made in the prior year and the current year.

       Postretirement Benefit Expense. Postretirement benefit expense decreased to approximately $2.4 million for 1997 from approximately $2.8 million in 1996. The decrease is primarily due to a decrease in the health care cost trend rates as determined by an independent actuary.

       Restructuring Expense. A restructuring charge of $1.3 million was recognized in fiscal 1997 as a result of early retirement incentives included in a collective bargaining agreement and salaried workforce reductions in Sand Springs.

       Operating Income. Operating income was approximately $8.3 million for fiscal 1997 as compared to operating income of approximately $8.1 million for fiscal 1996, an increase of approximately $0.2 million. Operating income as a percentage of sales for fiscal 1997 was 4.8% as compared to 4.7% for fiscal 1996. The slight increase is a result of higher gross profit as explained above, offset by higher administrative expenses and the restructuring charge as explained above.

       Interest Expense. Interest expense for fiscal 1997 was approximately $11.8 million as compared to approximately $11.7 million for fiscal 1996, an increase of approximately $0.1 million or .3%. The increase was due to increased average monthly borrowings under the Company's revolving credit facility to support a slightly higher investment in working capital in comparison to the prior year.


Fiscal 1996 As Compared to Fiscal 1995

       Sales. Sales for the Company for fiscal 1996 were approximately $172.3 million as compared to sales of approximately $175.8 million for fiscal 1995, a decrease of approximately $3.5 million or 2.0%. Sales decreased primarily as a result of decreased demand in the market for semi-finished steel (billets).

              Hot Rolled Bar Products. Shipments in fiscal 1996 were 159,688
              ------------------------
       tons compared to 157,610 tons in fiscal 1995, an increase of 2,078 tons or 1.3%. Sales of hot rolled bar products from the Joliet Facility decreased due primarily to weak market conditions encountered during the third fiscal quarter. Hot rolled bar product sales tons shipped from the Sand Springs facility were up 74% in fiscal 1996 over the previous year due to the introduction of additional hot rolled bar products rolled on the new mill. Growth in hot rolled bar product shipments came as a result of new product trial shipments and additional production orders as a result of successful trials. Average price per ton for hot rolled bar products stayed relatively constant at $461 per ton in fiscal 1996, as compared to $462 per ton in fiscal 1995.

              Rebar. Rebar shipments for fiscal 1996 were 169,316 tons as
              ------
       compared to 161,198 tons in fiscal 1995, and the average price per ton increased to $293 for fiscal 1996 from a fiscal 1995 price per ton of $290. The increase in the tons shipped was related to additional tons being produced on the new rolling mill over the previous year. Rebar shipments were limited, however, because mill time was allocated to the development of new hot rolled bar product business.

              Fabricated Products. Shipments of fabricated products in fiscal
              --------------------
       1996 were 54,444 tons, up from 48,325 tons in fiscal 1995. Shipments of fabricated products from the Kansas City Plant were consistent with the prior year while shipments of fence post increased 5,786 tons. The average price per ton for fabricated products of $461 per ton in fiscal 1996 was $14 per net ton higher than the average price per ton of $447 in fiscal 1995. This price per ton increase was due to improved market conditions in both the fence post and the rebar fabrication businesses.

              Semi-finished Steel. Shipments of semi-finished steel to third
              --------------------
       parties for fiscal 1996 were 93,557 tons as compared to fiscal 1995 shipments of 133,017 tons. The decrease of 39,460 tons or 29.7% was primarily due to decreased market demand for semi-finished steel products, industry-wide. Demand decreased during the summer of 1995 and did not return to normal levels until the winter. Average sales price per ton for semi-finished steel decreased from $236 per ton in fiscal year 1995 to $225 per ton in fiscal 1996. The decrease in the average price per ton of semi-finished steel reflected the weaker market encountered during the 1996 fiscal year.

       Cost of Sales. The cost of sales for fiscal year 1996 was approximately $143 million as compared to approximately $144 million for the fiscal year ended 1995. Cost of sales on an average per-ton basis was consistent with the prior year on a product by product comparison. The costs per ton in the aggregate increased from $290 in fiscal year 1995 to $300 in fiscal 1996 due to a higher percentage of finished steel product sales. In fiscal 1996 semi-finished steel shipments dropped by 39,460 tons and the loss of these lower cost products in the mix caused the average cost to increase. Scrap prices were fairly consistent between years.

       Gross Profit. Gross profit for fiscal 1996 was approximately $29.2 million as compared to approximately $31.4 million for fiscal 1995, a decrease of approximately $2.2 million or 7.4%. Gross profit as a percentage of net sales for fiscal 1996 was 16.9% as compared to 17.8% for fiscal 1995. The decrease in gross profit in fiscal 1996 was primarily due to reduced profitability of semi-finished steel compared to fiscal 1995 caused by weaker market conditions and to start up costs associated with the new rolling mill. While productivity and yields improved over fiscal 1995, costs associated with the start up of the new mill reduced gross profit margins.

       Selling, General and Administrative Expense. Selling, general and administrative expense for fiscal 1996 was approximately $11.7 million, reflecting a decrease of approximately $.5 million from 1995 levels. This decrease is the direct result of management's efforts to control overhead costs throughout the Company.

       Depreciation and Amortization. Depreciation and amortization for 1996 was approximately $6.6 million as compared to approximately $5.9 million for 1995, an increase of approximately $.7 million or 11.9%. The increase in depreciation expense was primarily the result of capital expenditures related to the new rolling mill.

       Operating Income. Operating income was approximately $8.1 million for fiscal 1996 as compared to operating income of approximately $10.1 million for fiscal 1995, a decline of approximately $2.0 million. Operating income as a percentage of sales for fiscal 1996 was 4.7% as compared to 5.8% for fiscal 1995. The decline was primarily due to expenses associated with the new mill start up and the weaker market for semi-finished steel.

     Interest Expense. Interest expense for fiscal 1996 was approximately
$11.7 million as compared to approximately $8.0 million for fiscal 1995, an increase of approximately $3.7 million or 46%. Interest expense in fiscal 1995 a net of $2.1 million interest capitalized in connection with the financing of the new mill construction. The remaining increase in financing costs was primarily caused by a slightly higher lending rate in fiscal 1996 and the build up of inventories to support the expanding hot rolled bar product business.

     Other Income. The Company recognized other income of approximately $0.5 million which resulted from the sale of the machinery and equipment from the idled Oklahoma City Mill.

Liquidity and Capital Resources
-------------------------------

Fiscal 1997

       As of April 30, 1997, the Company's long term indebtedness under the First Mortgage Notes, net of unamortized discount attributable to detachable stock warrants, was approximately $73.3 million. The Company's indebtedness under its revolving credit agreements was approximately $21.7 million, leaving approximately $17.8 million of borrowing availability at April 30, 1997. The Company was in compliance with its debt covenants under its long-term debt instruments as of April 30, 1997. See Note 5 to the Consolidated Financial Statements for additional information.

       Net cash provided by operating activities was approximately $4.7 million in fiscal 1997, as compared to approximately $3.1 million in 1996. Earnings before Interest, Taxes, Depreciation, Amortization, restructuring expense and the non-cash portion of the postretirement benefit expense ("EBITDA") was approximately $17.6 million for the year ending April 30, 1997 as compared to $16.4 million in the prior year. Management of the Company believes that EBITDA is a valuable measure of operating cash flow and is an indicator of Company's ability to meet interest payments and fund capital expenditures. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles and EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements. The Company excluded restructuring expense from EBITDA due to its non-recurring nature. Inventories were down approximately $3.2 million from the preceding year due primarily to the decreased production of semi-finished steel since the electric furnace transformer failure in December. Accounts payable decreased approximately $4.0 million primarily due to making the final retainage payment related to the acceptance of the mill and a change in the timing of payments at the Railway Company because of implementation of an automated settlement system. Other liabilities increased approximately $1.4 million from the prior year, primarily due to the accrual of retirement incentives related to the hourly work force restructuring discussed above.

       Cash used in investing activities in fiscal 1997 was approximately $3.7 million. The Company incurred approximately $3.7 million in capital expenditures, consisting of $2.8 million of replacement and environmental expenditures and $0.9 million of expenditures to improve and upgrade facilities. Construction in progress at April 30, 1997 was approximately $2.7 million.

       In fiscal 1997, approximately $1.1 million of cash flow was used for financing activities. The primary uses were repayment of long-term debt and payments to retired executives of the Company in respect of their stock appreciation rights.


Fiscal 1996

       Net cash provided by operating activities was approximately $3.1 million in fiscal 1996, as compared to approximately $0.5 million in 1995. EBITDA was approximately $16.9 million. Accounts receivable was down approximately $1.6 million from the preceding year while inventories grew by approximately $.3 million. Of this approximate $0.3 million increase in inventories, finished goods increased approximately $3.3 million to support the new hot rolled bar product line in Sand Springs and work in process inventory decreased by approximately $4.1 million as the billet inventory that had been increased while the new mill was under construction at the end of fiscal 1995 was reduced. Accounts payable decreased approximately $2.6 million primarily due to timing of payments to vendors.

       Cash used in investing activities in fiscal 1996 was approximately $4.4 million, consisting principally of normal capital expenditures. The normal capital expenditures amounted to approximately $5.0 million which was partially offset by approximately $0.5 million received from the sale of machinery and equipment from the Oklahoma City mill that had been held for sale. Capital expenditures for fiscal 1996 were principally related to normal capital spending with minor expenditures on the final elements of the new mill in Sand Springs. Construction in progress at April 30, 1996 was approximately $3.9 million. The outstanding commitment for retainage related to the new mill at April 30, 1996 was approximately $1.5 million.

       In fiscal 1996, approximately $1.4 million of cash flow was provided by financing activities. These funds were provided through issuance of long-term debt used to acquire certain capital equipment. This source was partially consumed by the payment of dividends, payments in respect of stock appreciation rights, repayment of long-term debt, debt issuance costs, and repurchases of common stock warrants.

       At present the Company's cash flow from operating activities and borrowing under the Revolving Credit Facility and Railway Credit Facility are expected to be sufficient to fund the budget for capital improvements, and meet any near-term working capital requirements.

       On a longer term basis, the Company has significant future debt service obligations. The Company's ability to satisfy these obligations and to secure adequate capital resources in the future will be dependent on its ability to generate adequate operating cash flow. The Company expects that its cash flow from operations, borrowings under its revolving credit facilities, and refinancing options for new credit facilities will be sufficient to fund the repayment of the First Mortgage Notes and other investing activities. This will be dependent on its overall operating performance and be subject to general business, financial and other factors affecting the Company and the domestic steel industry, as well as prevailing economic conditions, certain of which are beyond the control of the Company. The leveraged position of the Company and the restrictive covenants contained in the Indenture related to the First Mortgage Notes and the Revolving Credit Facility could significantly limit the Company's ability to withstand competitive pressures or adverse economic conditions.

       The Company is subject to a broad range of federal, state and local environmental regulations and requirements, including those governing air emissions and discharges into water, and the handling and disposal of solid and/or hazardous wastes. Expenses incurred by the Company to comply with these regulations and requirements were approximately $2.1 million in fiscal 1997, approximately $1.7 million in fiscal 1996, and approximately $2.2 million in fiscal 1995. Capital expenditures incurred by the Company to comply with these requirements were approximately $0.7 million in fiscal 1997 and approximately $0.4 million in fiscal 1996. In addition, in the event of a release of a hazardous substance generated by the Company, the Company could be responsible for the remediation of contamination associated with such a release. The Company believes that it is currently in substantial compliance with all known material and applicable environmental regulations.

       The Company has not experienced any material adverse effects on operations in recent years because of inflation, though margins can be affected by inflationary conditions. The Company's primary cost components are ferrous scrap, energy and labor, all of which are susceptible to domestic inflationary pressures. Finished product prices, however, are influenced by general economic conditions and competitive factors within the steel industry. While the Company has generally been successful in passing on cost increases to its customers through price adjustments, the effect of steel imports, severe market price competition and under-utilized industry capacity has in the past, and could in the future, limit the Company's ability to adjust pricing.

ITEM 8.   FINANCIAL STATEMENTS
-------   --------------------

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Sheffield Steel Corporation:


We have audited the accompanying consolidated balance sheets of Sheffield Steel Corporation and subsidiaries as of April 30, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1997. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the index at Item 14(a)2. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sheffield Steel Corporation and subsidiaries at April 30, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP

Tulsa, Oklahoma
June 27, 1997

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets
                       (In thousands, except share data)

                                                                                                 April 30,
                                                                                      ------------------------------
                           Assets                                                           1996            1997
                           ------                                                           ----            ----
Current assets:
    Cash and cash equivalents                                                       $         46                15
    Accounts receivable, less allowance for doubtful accounts of
        $658 at April 30, 1996 and 1997                                                   21,607            20,856
    Inventories                                                                           40,321            37,112
    Prepaid expenses and other                                                               914             1,452
    Deferred income tax asset                                                              2,716             2,689
                                                                                       ---------         ---------
         Total current assets                                                             65,604            62,124

Property, plant and equipment, net                                                        68,461            65,885
Property held for sale                                                                       457               439
Intangible asset, less accumulated amortization of $1,667
    and $2,171 in 1996 and 1997, respectively                                              3,818             3,314
Other assets                                                                                 347               290
Receivable from parent                                                                     2,705             2,705
Deferred income tax asset                                                                  1,790             1,817
                                                                                       ---------         ---------

                                                                                    $    143,182           136,574
                                                                                       =========         =========
               Liabilities and Stockholders' Equity
               ------------------------------------
Current liabilities:
    Current portion of long-term debt                                               $        717               936
    Accounts payable                                                                      20,495            16,475
    Accrued interest payable                                                               4,500             4,500
    Accrued liabilities                                                                    6,281             5,601
    Due to affiliated company                                                                 47                49
                                                                                       ---------         ---------
         Total current liabilities                                                        32,040            27,561

Long-term debt, excluding current portion, less unamortized discount of
$1,840 and $1,696 at April 30, 1996 and 1997, respectively                                96,324            95,614
Accrued post-retirement benefit costs                                                      7,823             9,095
Other liabilities                                                                            610             2,148
                                                                                       ---------         ---------
         Total liabilities                                                               136,797           134,418
                                                                                       ---------         ---------

Stockholders' equity:
    Common stock, $.01 par value, authorized 10,000,000
         shares, issued and outstanding 3,375,000 shares                                      34                34
    Additional paid-in capital                                                             3,591             2,536
    Retained earnings                                                                      4,037               528
                                                                                       ---------         ---------
         Total stockholders' equity                                                        7,662             3,098
    Less loans to stockholders                                                             1,277               942
                                                                                       ---------         ---------
                                                                                           6,385             2,156

Commitments and contingencies
                                                                                       ---------         ---------
                                                                                    $    143,182           136,574
                                                                                       =========         =========

See accompanying notes to consolidated financial statements.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations
                        (In thousands, except share data)


                                                                                     Year Ended April 30,
                                                                        --------------------------------------------
                                                                           1995               1996             1997
                                                                           ----               ----             ----
Sales                                                                  $ 175,753            172,317          170,865
Cost of sales                                                            144,385            143,121          140,234
                                                                       ---------          ---------        ---------

         Gross profit                                                     31,368             29,196           30,631

Selling, general and administrative expense                               12,156             11,737           11,923
Depreciation and amortization expense                                      5,930              6,567            6,775
Postretirement benefit expense other than pensions                         3,153              2,776            2,353
Restructuring expense                                                        -                  -              1,320
                                                                       ---------          ---------        ---------

         Operating income                                                 10,129              8,116            8,260
                                                                       ---------          ---------        ---------

Other (expense) income:
    Interest expense, net                                                 (8,049)           (11,733)         (11,769)
    Other                                                                    (58)               526              -
                                                                       ---------          ---------        ---------
                                                                          (8,107)           (11,207)         (11,769)
                                                                       ---------          ---------        ---------
         Income (loss) from operations before income
            tax expense                                                    2,022             (3,091)          (3,509)

Income tax expense                                                          (197)               -                -
                                                                       ---------          ---------        ---------
         Net income (loss)                                             $   1,825             (3,091)          (3,509)
                                                                       =========          =========        =========

         Net income (loss) per common and common
             equivalent share                                          $     .50               (.92)           (1.04)
                                                                       =========          =========        =========

Dividends per common share                                             $     .18                .52              -
                                                                       =========          =========        =========

Common and common equivalent shares outstanding                        3,649,588          3,375,000        3,375,000
                                                                       =========          =========        =========

See accompanying notes to consolidated financial statements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity
                                (In thousands)

                                                              Year Ended April 30,
                                                     -------------------------------------
                                                     1995             1996            1997
                                                     ----             ----            ----
Common stock                                      $    34               34              34
                                                  -------          -------         -------
Additional paid-in capital:
     Balance at beginning of year                   3,997            3,685           3,591
     Agreement to repurchase common stock              -                -           (1,055)
     Repurchase of common stock warrants             (312)             (94)             -
                                                  -------          -------         -------
     Balance at end of year                         3,685            3,591           2,536
                                                  -------          -------         -------

Retained earnings:
     Balance at beginning of year                   7,652            8,877           4,037
     Net income (loss)                              1,825           (3,091)         (3,509)
     Dividends                                       (600)          (1,749)             -
                                                  -------          -------         -------
     Balance at end of year                         8,877            4,037             528
                                                  -------          -------         -------

Total stockholders' equity                        $12,596            7,662           3,098
                                                  =======          =======         =======



See accompanying notes to consolidated financial statements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                      Year Ended April 30,
                                                                          ---------------------------------------
                                                                              1995           1996            1997
                                                                              ----           ----            ----
Cash flows from operating activities:
    Net income (loss)                                                     $  1,825         (3,091)         (3,509)
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Depreciation and amortization                                       6,317          6,711           6,919
         Loss (gain) on sale or retirement of assets                            58           (526)             -
         Accrual of postretirement benefits other than
           pensions, net of cash paid                                        2,523          1,747           1,272
         Deferred income taxes                                                  23             -               -
         Changes in assets and liabilities:
           Accounts receivable                                              (5,515)         1,564             751
           Inventories                                                      (9,024)          (303)          3,209
           Prepaid expenses and other                                         (563)          (301)           (538)
           Other assets                                                       (115)           177             (54)
           Accounts payable                                                  4,806         (2,624)         (4,020)
           Accrued interest payable                                            100             -               -
           Accrued liabilities                                                  74           (172)           (680)
           Due to affiliated company                                             4             -                2
           Income taxes payable                                                123           (123)             -
           Other liabilities                                                  (121)             8           1,377
                                                                           -------         ------          ------
                Total adjustments                                           (1,310)         6,158           8,238
                                                                           -------         ------          ------

                Net cash provided by operating activities                      515          3,067           4,729
                                                                           -------         ------          ------

Cash flows from investing activities:
    Capital expenditures                                                   (24,220)        (4,978)         (3,695)
    Proceeds from sale of fixed assets                                          30            538              18
                                                                           -------         ------          ------

             Net cash used in investing activities                         (24,190)        (4,440)         (3,677)
                                                                           -------         ------          ------

                                                                     (Continued)

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                                (In thousands)

                                                                                    Year Ended April 30,
                                                                          --------------------------------------
                                                                               1995           1996          1997
                                                                               ----           ----          ----
Cash flows from financing activities:
    Net increase (decrease) under revolving lines of credit               $  19,553          2,081        (1,995)
    Proceeds from issuance of long-term debt                                    659          2,195         2,075
    Repayment of long-term debt                                                 (58)          (549)         (715)
    Payment of debt issuance costs                                               -             (75)           -
    Payments in respect of stock appreciation rights                           (524)          (416)         (448)
    Dividends paid                                                             (600)        (1,749)           -
    Repurchase of common stock warrants                                        (312)           (94)           -
                                                                             ------         ------        ------
           Net cash provided by (used in) financing activities               18,718          1,393        (1,083)
                                                                             ------         ------        ------

Net (decrease) increase in cash and cash equivalents                         (4,957)            20           (31)

Cash and cash equivalents at beginning of year                                4,983             26            46
                                                                             ------         ------        ------

Cash and cash equivalents at end of year                                  $      26             46            15
                                                                             ======         ======        ======

Supplemental Disclosure of Cash Flow Information
------------------------------------------------
Cash paid during the year for:
    Interest                                                              $   9,675         11,611        11,625
                                                                             ======         ======        ======
    Income taxes                                                          $      50            174            -
                                                                             ======         ======        ======

Noncash items:
    Change in unfunded accumulated benefit obligation
         included in other assets and other liabilities                   $     163            558            53
                                                                             ======         ======        ======
    Adjustment of property, plant and equipment to
        reflect reclassification of idle assets to property
        held for sale                                                     $     157             -             -
                                                                             ======         ======        ======
    Adjustment of property, plant and equipment and
        accounts payable representing amounts accrued
        for fixed asset purchases                                         $   2,301             -             -
                                                                             ======         ======        ======
    Decrease in paid-in capital for stock repurchase agreement            $      -              -          1,055
                                                                             ======         ======        ======
    Increase in other liabilities for stock repurchase agreement          $      -              -            662
                                                                             ======         ======        ======
    Decrease in loans to stockholders related to stock
        repurchase agreement                                              $      -              -            393
                                                                             ======         ======        ======


See accompanying notes to consolidated financial statements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         April 30, 1995, 1996 and 1997
                       (In thousands, except share data)

(1)      Summary of Significant Accounting Policies

         Organization and Nature of Business

         The consolidated financial statements of Sheffield Steel Corporation (the Company) include the accounts of its divisions, Sheffield Steel-Sand Springs (Sand Springs), Sheffield Steel-Kansas City (Kansas
         City), and Sheffield Steel-Joliet (Joliet) and its wholly owned subsidiaries, Sheffield Steel Corporation-Oklahoma City (Oklahoma
         City), and Sand Springs Railway Company (the Railway). HMK Enterprises, Inc. (HMK) owns 95% of the currently issued and outstanding common stock. All material intercompany transactions and balances have been eliminated in consolidation.

         The Company's primary business is the production of concrete reinforcing bar, fence posts, and a range of hot rolled bar products including rounds, flats and squares. The Company operates in an economic environment wherein the commodity nature of both its products for sale and its primary raw materials cause sales prices and purchase costs to fluctuate, often on a short-term basis, due to the worldwide supply and demand situation for those commodities. The supply and demand factors for its products for sale and the supply and demand factors for its primary raw materials correlate to a degree, but are not necessarily the same. Therefore, margins between sales price and production costs can fluctuate significantly on a short-term basis.

         The Company sells to customers located throughout the continental United States. The Company had one customer that accounted for approximately 10% of sales for the year ended April 30, 1996 and no customers that accounted for greater than 10% of sales for the years ended April 30, 1997 and 1995. The Company grants credit to customers under normal industry standards and terms. Policies and procedures have been established which allow for proper evaluation of each customer's creditworthiness as well as general economic conditions. Consequently, an adverse change in those factors could effect the Company's estimate of its bad debts.

         Cash Equivalents

         The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

         Inventories

         Inventories are stated at the lower of cost (as determined by the first-in first-out method) or market. The cost of work-in-process and finished goods inventories is based on standards which approximate cost. Work-in-process and finished goods include direct labor and allocated overhead.

         Intangible Assets

         Intangible assets consist primarily of goodwill and debt issuance costs. The cost of goodwill is being amortized on a straight-line basis over a period of 40 years. Debt issuance costs are amortized over the term of the related indebtedness. It is the Company's policy to recognize an impairment of the carrying value of goodwill when management's best estimate of undiscounted future cash flows over the remaining amortization period is less than the carrying amount.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements, Continued


         Property, Plant and Equipment

         Property, plant and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the individual assets using the straight-line method. The useful lives of the property and equipment range from three to forty years. Significant renewals and betterments are capitalized; costs of maintenance and repairs are charged to expense as incurred. Interest costs for the construction of certain long-term assets are capitalized and amortized over the estimated useful lives of the related assets.

         Income Taxes

         Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         The Company is a member of a group that files a consolidated income tax return with HMK (the Group). The Group's tax-sharing agreement provides that current and deferred income taxes be determined as if each member of the Group were a separate taxpayer. All income taxes payable or receivable are due to or from HMK.

         Postretirement Benefits

         The Company provides postretirement benefits to certain retirees and their beneficiaries, generally for the remainder of their lives. The Company measures the cost of its obligation based on an actuarially determined present liability, the accumulated postretirement benefit obligation (APBO). The net periodic costs are recognized as employees render the services necessary to earn the postretirement benefits.

         Environmental Compliance Costs

         In October, 1996, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, Environmental Remediation Liabilities. SOP 96-1 was adopted by the Company on May 1, 1997 and requires, among other things, environmental remediation liabilities to be accrued when the criteria of Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, have been met. The SOP also provides guidance with respect to the measurement of the remediation liabilities. Such accounting is consistent with the Company's current method of accounting for environmental remediation costs and, therefore, adoption of this new Statement will not have a material impact on the Company's financial position, results of operations, or liquidity.

         Revenue Recognition

         Revenues from sales are recognized when products are shipped to customers, except the Railway which recognizes revenues when services are performed.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements, Continued


         Income (Loss) per Common and Common Equivalent Share

         Income (loss) per share is based on the weighted average number of common shares and dilutive common stock equivalents outstanding each year. Outstanding stock purchase warrants (see Note 5[a]) and stock options (see Note 12) are common stock equivalents but were excluded from per-share computations in 1996 and 1997 since their effect on loss per common share was anti-dilutive.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Stock Option Plan

         Prior to May 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On May 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

(2)      Fair Value of Financial Instruments

         The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of cash and cash equivalents, trade accounts receivable and trade accounts payable approximates the fair value because of the short maturity of those instruments. The carrying amounts of notes payable to banks and an equipment financing company (see Note 5) approximates the fair value due to these debt instruments having variable interest rates similar to those that are currently available to the Company. The fair value of the first mortgage notes (see Note 5) at April 30, 1997, based on the currently offered market price, is approximately $71.6 million versus a carrying value of approximately $73.3 million.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements, Continued


3)       Inventories

         The components of inventories are as follows:

                                                             April 30,
                                                      -----------------------
                                                        1996            1997
                                                        ----            ----
              Raw materials and storeroom supplies    $ 10,823         10,924
              Work in process                           15,640         10,978
              Finished goods                            13,858         15,210
                                                        ------         ------

                                                      $ 40,321         37,112
                                                        ======         ======

(4)      Property, Plant and Equipment

         The components of property, plant and equipment are as follows:

                                                           April 30,
                                                   -----------------------
                                                       1996          1997
                                                       ----          ----
            Land and buildings                     $  16,448        16,483
            Machinery and equipment                   88,096        92,607
            Roadbed and improvements                   5,129         5,197
            Construction in process                    3,899         2,727
                                                    --------      --------
                                                     113,572       117,014
            Less accumulated depreciation
                and amortization                      45,111        51,129
                                                    --------      --------

                                                  $   68,461        65,885
                                                    ========      ========

         Depreciation and amortization of property, plant and equipment charged to operations in 1995, 1996 and 1997 was $5,388, $6,021 and $6,271,
         respectively. Included in depreciation expense for 1995 is approximately $500 related to the write-down of mill equipment replaced during 1995. Approximately $2,078 and $25 of interest costs were capitalized as part of property, plant and equipment in 1995 and 1996, respectively. No interest costs were capitalized in 1997. Interest costs incurred in 1995, 1996 and 1997 were $10,127, $11,758 and
         $11,769, respectively.

         The range of estimated useful lives for determining depreciation and amortization of the major classes of assets are:


                           Buildings                          5-25 years
                           Machinery and equipment            3-25 years
                           Roadbed and improvements           3-40 years

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements, Continued

(5)      Long-term Debt

         Long-term debt is comprised of the following:

                                                                April 30,
                                                         -----------------------
                                                           1996            1997
                                                           ----            ----
          First mortgage notes, net of unamortized
              discount, effective rate 12.5% [a]         $ 73,160         73,304
          Revolving credit agreement [b]                   18,660         18,417
          Railway term loan [c]                                 -          2,000
          Railway revolving credit agreement [c]            3,019          1,267
          Equipment notes [d]                               2,202          1,562
                                                           ------         ------
                                                           97,041         96,550
          Less current portion                                717            936
                                                           ------         ------

                                                         $ 96,324         95,614
                                                           ======         ======

           [a] On November 4, 1993, the Company issued $75 million of 12% first mortgage notes due 2001 with warrants to purchase 10% of the Company's common stock. The notes were sold in units consisting of $1,000 principal amount and five warrants. Each warrant entitles the holder to purchase one share of the Company's common stock through November 1, 2001, at an exercise price of $.01 per share, subject to adjustment. The notes are secured by a first priority lien on substantially all existing and future real property and equipment and a second priority lien on inventory and accounts receivable. Interest is payable semi-annually on May 1 and November 1 of each year.

           [b] The revolving credit agreement with a bank provides for maximum borrowings of $40 million based on a percentage of eligible accounts receivable and inventory. Borrowings are secured by a first priority lien on inventory, accounts receivable and related intangibles, and a second priority lien on existing and future real property. Interest is computed at prime plus a variable margin (based on the achievement of certain interest coverage ratios) from 0 to 1% and is payable monthly. At April 30, 1997, the interest rate was 9.5%. An annual commitment fee of 1/4% is charged on the unused portion of the revolving credit agreement. The agreement continues through November 1, 2000 and thereafter on a year-to-year basis until terminated by the Company or the lender.

           [c] As of April 30, 1996, the Railway credit agreement with a bank provided for a reducing revolving credit commitment with maximum borrowings of $3 million. During 1997, the Railway credit agreement was restructured and is now comprised of two notes; a $2 million term loan with $0.5 million principal payments each year with the final payment on July 31, 2000, and a $1.5 million line of credit maturing July 31, 1998. Obligations under the notes are secured by all of the assets and capital stock of the Railway. Interest is computed at prime plus a variable margin (based on the achievement of certain interest coverage ratios) from 0 to 1% and is payable quarterly. At April 30, 1997, the interest rate was 9.5%.

           [d] At April 30, 1997, the Company had $1,562 in notes payable to equipment financing companies and vendors. The notes are payable in monthly principal installments of $63 plus interest payable at variable rates. The notes mature on various dates through 2002 and are secured by equipment.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements, Continued

         The aggregate maturities of long-term debt for the years ended April 30, are as follows:

                           1998                                    $    936
                           1999                                       2,613
                           2000                                         689
                           2001                                      18,933
                           2002                                      75,075
                                                                     ------
                               Total maturities                      98,246
                                   Less unamortized discount         (1,696)
                                                                     ------
                                                                   $ 96,550
                                                                     ======

         Various agreements contain restrictive covenants including limitations on additional borrowings, dividends and other distributions and the retirement of stock. Additionally, certain agreements require maintenance of specified levels of tangible net worth, working capital, cash flow and performance ratios. In the event of default of the restrictive covenants or failure to maintain the specified performance measures, the commitments related to the credit agreements can be withdrawn by the lender.

6)       Income Taxes

         The Company had no income tax expense or benefit for the years ended April 30, 1996 and 1997. Income tax expense attributable to operations for the year ended April 30, 1995 consists of the following:

                                                                        Current         Deferred        Total
                                                                        -------         --------        -----
              Year ended April 30, 1995:
                  Federal                                                $ (174)             (20)         (194)
                  State                                                       -               (3)           (3)
                                                                            ---               --           ---
                                                                         $ (174)             (23)         (197)
                                                                            ===               ==           ===

     Income taxes attributable to operations differed from the amounts computed by applying the U.S. federal income tax rate of 34% as a result of the following:


                                                                                  Year Ended April 30,
                                                                         -----------------------------------
                                                                         1995             1996          1997
                                                                         ----             ----          ----
              Computed "expected" tax  (expense) benefit             $  (687)            1,050          1,193
              State income taxes, net of federal benefit                 (81)              124            140
              Decrease (increase) in the valuation
                  allowance for deferred tax assets                      659            (1,231)        (1,032)
              Other, net                                                 (88)               57           (301)
                                                                         ---             -----          -----

                                                                     $  (197)                -              -
                                                                         ===             =====          =====

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements, Continued

         The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                                              April 30,
                                                                                    -------------------------
                                                                                        1996            1997
                                                                                        ----            ----
          Deductible temporary differences, excluding postretirement benefit costs:
                 Inventories                                                        $  1,066            1,338
                 Allowance for doubtful accounts                                         250              250
                 Accrued liabilities not deductible until paid                         1,583            1,677
                 Restructuring charge                                                    559              560
                 Net operating loss carryforwards                                      8,805           10,848
                 Alternative minimum tax credit carryforwards                            962              962
                 Investment tax credit carryforwards                                     856              856
                 Other                                                                   103               12
                                                                                      ------           ------
                                                                                      14,184           16,503
                 Less valuation allowance                                              3,409            4,441
                                                                                      ------           ------
                                                                                      10,775           12,062
          Taxable temporary difference - plant and equipment                          (9,242)         (11,012)
                                                                                      ------           ------

                   Net deferred tax asset, excluding postretirement
                       benefit costs                                                   1,533            1,050

          Postretirement benefit costs                                                 2,973            3,456
                                                                                      ------           ------

                   Net deferred tax asset                                           $  4,506            4,506
                                                                                      ======           ======

         At April 30, 1997 the Company had available net operating loss (NOL) carryforwards for regular federal tax purposes of approximately $28,800 which will expire as follows: $1,400, $400, $3,700, $4,200, $5,600,
         $7,400 and $6,100 in the years ended 2000, 2002, 2007, 2008, 2009, 2011 and 2012, respectively. The Company has investment tax credit carryforwards for tax purposes of $856 which the Company has fully reserved as it is likely that those tax credits will not be utilized prior to their expiration. The credits expire in various periods through 2004. Company also has available $962 of alternative minimum tax (AMT) credit carryforwards which may be used indefinitely to reduce future federal regular income tax obligations.

         A valuation allowance is required when it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon future profitability. Fiscal 1990 capped a three-year period in which the Company generated approximately $19 million and $11.5 million in book and tax earnings, respectively. During fiscal 1991 through fiscal 1994, the Company incurred approximately $12.4 million in taxable losses as a result of steel bar prices, significant losses from operations at Oklahoma City, and a $5.3 million loss on the early retirement of debt. A recovery of steel bar prices which began in fiscal 1994 and continued into 1995 resulted in the Company generating $3.6 million in taxable income. In 1995, the Company started up a new rolling mill which passed the required performance tests and was accepted during fiscal 1997. Productivity expectations of the mill are linked to the future operating performance of the Company. Management has introduced new mill products and made progress toward achieving the full potential of the new mill. However, there can be no assurance that the mill will reach the forecasted production goals or that the Company will achieve future profitability. Accordingly, a valuation allowance has been established at April 30, 1997, to reduce the deferred tax assets to a level which, more likely than not, will be realized.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements, Continued

         Future annual postretirement benefit costs are expected to exceed deductible amounts for many years and it is anticipated that all of the deferred tax assets related thereto will be utilized as such amounts become deductible. Accordingly, management did not establish a valuation allowance for the deferred tax asset related to future annual postretirement benefit costs. In order to fully realize the remaining net deferred tax asset, the Company will need to generate future taxable income of approximately $7,100 of which approximately $6,900 is required to fully utilize existing AMT credit carryforwards. Based upon historical taxable income trends and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the net deferred assets, net of the existing valuation allowance, at April 30, 1997.


(7)      Employee Benefit Plans

         Sand Springs and Joliet have defined benefit plans covering substantially all of their employees. Benefits are generally based on years of service and the employee's compensation during the last ten years of employment. The Company's funding policy is to contribute annually at least the minimum amount necessary to avoid a deficiency in the funding standard. The Company received a waiver of the minimum funding standard in the amount of $776 for the plan year ended December 31, 1984, which is being amortized over 15 years. Net periodic pension expense for these plans included the following:

                                                                               Year Ended April 30,
                                                                 --------------------------------------------
                                                                   1994               1996              1997
                                                                   ----               ----              ----
         Service cost                                            $    619               653               747
         Interest cost                                              1,201             1,306             1,462
         Net amortization and deferral                                845             2,575               420
         Actual return on plan assets                              (1,550)           (3,420)           (1,483)
                                                                    -----             -----             -----

                                                                 $  1,115             1,114             1,146
                                                                    =====             =====             =====

     The following table sets forth the funded status of the Company's plans, as determined by an independent actuary:


                                                                April 30, 1996                  April 30, 1997
                                                         ---------------------------    ---------------------------
                                                         Accumulated        Assets      Accumulated       Assets
                                                           Benefits         Exceed        Benefits        Exceed
                                                            Exceed       Accumulated       Exceed       Accumulated
                                                            Assets         Benefits        Assets        Benefits
                                                            ------         --------        ------        --------
         Actuarial present value of vested benefit
             obligation                                    $ 2,741            13,691         2,527          15,658
                                                             =====            ======         =====          ======

         Accumulated benefit obligation                    $ 2,770            14,035         2,556          15,998
                                                             =====            ======         =====          ======

         Projected benefit obligation                        2,950            16,858         2,737          18,451
         Plan assets at fair value                           2,578            16,912         2,313          19,340
                                                             -----            ------         -----          ------
         Projected benefit obligation in excess of
             plan assets                                       372              ( 54)          424            (889)
         Unrecognized net gain                                 114             2,732           151           2,371
         Unrecognized prior service cost                      (484)              101          (494)             94
         Unrecognized net transition liability                 (35)           (3,306)          (11)         (2,774)
         Adjustment required to recognize
             minimum liability                                 225             -               173           -
                                                             -----            ------         -----          ------

             Net pension liability (asset)                 $   192              (527)          243          (1,198)
                                                             =====            ======         =====          ======

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         Plan assets consist primarily of U.S. government obligations and marketable equity securities. The unrecognized net transition obligations are being amortized over periods of 14-15 years.

         Major assumptions used in the accounting for the pension plans were as follows:

                                                                               1996                  1997
                                                                            ----------            ----------
                 Discount rate                                                 7.25%                 7.50%
                 Rate of increase in compensation levels                       0%-5%                 0%-4%
                 Expected long-term rate of return on assets                    8.0%                  8.0%

         Certain divisions of the Company maintain defined contribution plans in which various groups of employees participate. Total Company contributions for these plans amounted to $57, $85, and $81 in 1995, 1996, and 1997, respectively.

(8)      Postretirement Benefits Other Than Pensions

         The Company provides postretirement health and life insurance benefits to certain retirees and their beneficiaries, generally for the remainder of their lives. The Plan is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles, co-insurance, and Medicare. The Company's policy is to fund accumulated postretirement benefits on a "pay-as-you-go" basis. Net periodic postretirement benefit costs for 1995, 1996 and 1997 include the following components:

                                                          Year Ended April 30,
                                              ------------------------------------------
                                                1995              1996            1997
                                               ------            ------          ------
                 Service cost                  $  359               326             321
                 Interest cost                  1,825             1,690           1,372
                 Net amortization                 969               760             660
                                                -----             -----           -----

                                               $3,153             2,776           2,353
                                                =====             =====           =====

         The following table sets forth the APBO and the amount of the net postretirement benefit liability as determined by an actuary and recognized in the balance sheet at April 30, 1996 and 1997:

                                                                        1996            1997
                                                                       ------          ------
                Retirees                                             $ 12,727          10,173
                Fully eligible active plan participants                 4,245           4,522
                Other active plan participants                          8,035           4,848
                                                                       ------          ------
                      Accumulated post retirement benefit
                        obligation                                     25,007          19,543
                Unrecognized transition obligation                    (24,391)        (22,956)
                Unrecognized net gain                                   7,207          12,508
                                                                       ------          ------

                      Accrued postretirement benefit cost            $  7,823           9,095
                                                                       ======          ======

         The annual discount rate used in determining the APBO was 7.25 and 7.5% at April 30, 1996 and 1997, respectively. Also, for measurement purposes, HMO trend rates of 8.5% and 6.3% and medical trend rates of 12.0% and 11.0% were used for the hourly and salaried medical indemnity plans, respectively. The medical and HMO trend rates are assumed to decline one-half percent per year to an ultimate level of 5.5%. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the APBO as of April 30, 1997, by $2,800 and the aggregate service and interest cost components of net periodic postretirement benefit costs by $268.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(9)      Operating Leases

         The Company is obligated under various noncancelable operating leases for certain land and buildings. These leases generally contain inflationary rent escalations and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases (except those with lease terms of a month or less that were not renewed) was $260, $277 and $313 for the years ended April 30, 1995, 1996 and 1997, respectively.

         Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) for the years ending April 30, are as follows:

                           1998                                 $  328
                           1999                                    328
                           2000                                    337
                           2001                                    353
                           2002                                    353
                           Later years                             570
                                                                 -----
                               Total                            $2,269
                                                                 =====

(10)     Commitments and Contingencies

         The Company is partially self-insured for certain risks consisting primarily of employee health insurance programs and workers' compensation. Probable losses and claims are accrued as they become estimable. The Company maintains letters of credit totaling approximately $2.0 million in accordance with workers' compensation arrangements.

         The Company is involved in claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

(11)     Related Party Transactions

         An affiliated company provides management and business services to the Company, including, but not limited to, financial, marketing, executive personnel, corporate development, human resources, and limited legal services. The Company believes that transactions with related parties are at costs that could be obtained from third parties. Management fees charged during the years ended April 30, 1995, 1996 and 1997, were approximately $598, $573 and $569, respectively. In addition, the Company purchases general liability, workers' compensation and other insurance through an affiliated company which provides risk management services, including procuring and maintaining property and casualty insurance coverage; reviewing and recommending alternative financing methods for insurance coverage; identifying and evaluating risk exposures, and preparing and filing proof of loss statements for insured claims. Total fees paid for insurance services during the years ended April 30, 1995, 1996 and 1997, were approximately $224, $115 and $115 respectively.

         During fiscal year 1993, certain minority shareholders issued $1,000 of notes receivable to the Company. The notes bear interest at an annual rate of 7.61% and are secured by common stock of the Company. Principal and interest are due on February 1, 2007, unless extended at the Company's option until February 1, 2012. The principal balance outstanding as of April 30, 1996 and 1997 was $1,000 and $700, respectively.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         On September 30, 1996, the Company signed an agreement to repurchase 50,625 shares of the Company's common stock from two minority shareholders who formerly were officers of the Company. The stock repurchase is pursuant to the Amended and Restated Stockholder's Agreement dated September 15, 1993 and the stock purchase price was calculated in accordance with said agreement. Certain payments, including those to reacquire the Company's common stock, are currently not permitted under the terms of the Company's first mortgage notes and revolving credit agreements. As a result of this transaction, $393 of notes receivable from the former shareholders was satisfied, the Company recorded a note payable in the amount of $662 and decreased paid-in capital by $1,055. The note payable will accrue simple interest at 6.02% and will be repaid in five annual installments beginning when, and only when, the purchase of the shares is permitted under the Company's credit agreements.

         The Company has a receivable of $2,205 from HMK related to certain tax attributes allocated to the Company. Under an agreement with HMK, the receivable will be realized by reducing future income taxes otherwise payable by the Company to HMK. In addition, the Company advanced $500 to HMK to secure a letter of credit for the Joliet insurance program.

(12)     Stock Options

         On September 15, 1993, the Board of Directors adopted, and the stockholders of the Company approved, the Company's 1993 Employee, Director and Consultant Stock Option Plan (the Stock Option Plan). The Stock Option Plan provides for the grant of incentive options to key employees of the Company and nonqualified stock options to key employees, directors, and consultants of the Company. A total of 580,000 shares of the Company's common stock, which would represent approximately 13.4% of the Company's common stock on a fully diluted basis, have been reserved for issuance under the Stock Option Plan. The options vest in three years and may be exercised within 10 years from the grant date at a price not less than the fair market value of the stock at the time the options are granted. Fair market value for purposes of determining the exercise price is determined by the performance-based formula prescribed in the Stock Option Plan. At April 30, 1997, there were 124,000 additional shares available for grant under the Plan.

         The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                         1997
                                                        ------
                Net income:
                   As reported                        $ (3,509)
                                                         =====
                   Pro forma                          $ (3,578)
                                                         =====

                Earnings per share:
                   As reported                        $  (1.04)
                                                          ====
                   Pro forma                          $  (1.06)
                                                          ====

         The per share weighted-average fair value of stock options granted during 1997 was $4.83 on the date of grant using the minimum value method with the following assumptions: expected dividend yield of approximately 1.0%, risk-free interest rate of 6.38%, and an expected life of five years. Pro forma net income reflects only options granted in 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         period of three years and compensation cost for options granted prior to May 1, 1994 is not considered.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         The options outstanding and activity during the periods indicated is as follows:

                                                                   Weighted
                                                                    Average
                                                  Options        Exercise Price
                                                  -------        --------------
                  At May 1, 1994                  474,609          $  7.41
                     Granted                            -                -
                     Exercised                          -                -
                     Canceled                           -                -
                                                  -------
                  At April 30, 1995               474,609             7.41
                     Granted                            -                -
                     Exercised                          -                -
                     Canceled                     (69,609)               -
                                                  -------
                  At April 30, 1996               405,000             7.41
                     Granted                       51,000            20.52
                     Exercised                          -                -
                     Canceled                           -                -
                                                  -------
                  At April 30, 1997               456,000          $  8.87
                                                  =======

         Exercise prices for options outstanding as of April 30, 1997 ranged from $7.41 to $20.52. The weighted-average remaining contractual life of those options is 6.34 years. There were 405,000 shares exercisable as of April 30, 1996 and 1997. There were no shares exercisable at April 30, 1995.

         In connection with the adoption of the Stock Option Plan, the Company elected to terminate its Stock Appreciation Rights Plan (SAR). Existing liabilities under the SAR plan were frozen at their current level. All vested rights become exercisable upon the participants' termination. Included in accrued liabilities and other liabilities at April 30, 1996 and 1997, are $873 and $368, respectively, representing the present value of the SAR's based on vesting and retirement dates.

(13)     Restructuring Expense

         During 1997, the Company recognized costs related to workforce reductions. Approximately 42 hourly employees accepted early retirement incentives resulting in costs of approximately $1,070 during the fourth quarter. In addition, 14 salaried employees were involuntarily terminated in the third quarter resulting in severance costs totaling approximately $250.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------   ------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------

       None

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
--------  --------------------------------

       The information included under the caption entitled "Management" in Sheffield Steel Corporation's Proxy Statement dated July 31, 1997, with respect to directors and executive officers of the Company is incorporated herein by reference in response to this item.

       Because the Company does not have a class of securities registered under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), none of its directors, executive officers or ten percent or greater securityholders are subject to the reporting requirements of Section 16(a) of the Exchange Act. Accordingly, disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not applicable.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

       The information regarding compensation of the Company's executive officers is included under the caption entitled "Executive Compensation" in Sheffield Steel Corporation's Proxy Statement dated July 31, 1997, and is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

       The information regarding beneficial ownership of the Company's Common Stock by certain beneficial owners and by management is included under the caption entitled "Share Ownership" in Sheffield Steel Corporation's Proxy Statement dated July 31, 1997, and is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

       The information regarding certain relationships and related transactions with management and others is included under the caption entitled "Certain Transactions" in Sheffield Steel Corporation's Proxy Statement dated July 31, 1997, and is incorporated herein by reference in response to this item.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------

ITEM 14(a)1.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS COVERED BY REPORT
------------  ------------------------------------------------------------
OF INDEPENDENT AUDITORS
-----------------------

       The Consolidated Financial Statements of Sheffield Steel Corporation are included in Item 8:

              Independent Auditors' Report

              Consolidated Balance Sheets - April 30, 1996 and 1997

              Consolidated Statements of Operations - Years ended April 30, 1995, 1996 and 1997

              Consolidated Statements of Stockholders' Equity - Years Ended April 30, 1995, 1996 and 1997

              Consolidated Statements of Cash Flows - Years Ended April 30, 1995, 1996 and 1997

              Notes to Consolidated Financial Statements - April 30, 1995, 1996 and 1997


ITEM 14(a)2.  INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
------------  ---------------------------------------------------

       The following consolidated financial statement schedules of Sheffield Steel Corporation are included in Item 14(d):

     Form 10-K Schedules             Description                   Page Number
     -------------------             -----------                   -----------
              II          Valuation and Qualifying Accounts            45

       Schedules other than those listed above have been omitted because they are not applicable. Columns omitted from schedules filed have been omitted because the information is not applicable.

ITEM 14(a)3.  EXHIBITS

       The exhibits listed on the Exhibit Index below are filed or incorporated by reference as part of this report and such Exhibit Index is hereby incorporated herein by reference.

                                 Exhibit Index

  Exhibit                                                                                Sequentially
    No.                                         Description                              numbered page
----------- -------------------------------------------------------------------------- -----------------
   3.1      Certificate of Incorporation of the Registrant, as amended
            (Incorporated by reference to Exhibit 3.1 to the Registrant's
            Registration Statement on Form S-1, Registration No. 33-67532, filed with the Securities and Exchange Commission on August 17, 1993).

   3.2 By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, Registration No.
            33-67532, filed with the Securities and Exchange Commission on August
            17, 1993).

   4.1      Indenture for First Mortgage Notes (including form of First Mortgage
            Note registered thereunder), dated as of November 1, 1993, between Sheffield Steel Corporation and Shawmut Bank Connecticut, N.A., as
            Trustee (Incorporated by reference to Exhibit 4.1 to the Registrant's
            Quarterly Report on Form 10-Q for the quarter ended October 31, 1993).

   4.2      Receivable and Inventory Financing Agreement, dated as of January
            16, 1992, between HMK Industries of Oklahoma, Inc., Sheffield Steel
            Corporation, Sheffield Steel Corporation-Joliet, Sheffield Steel
            Corporation-Oklahoma City and NationsBank of Georgia, N.A.
            (Incorporated by reference to Exhibit 4.2 to the Registrant's
            Registration Statement on Form S-1, Registration No. 33-67532, filed with the Securities and Exchange Commission on August 17, 1993).

   4.3      Guaranty, dated January 16, 1992, from HMK Industries of Oklahoma,
            Inc. to NationsBank of Georgia, N.A. (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1,
            Registration No. 33-67532, filed with the Securities and Exchange
            Commission on August 17, 1993).

   4.4      Mortgage and Security Agreement, dated January 16, 1992, between
            Sheffield Steel Corporation and NationsBank of Georgia, N.A.
            (Incorporated by reference to Exhibit 4.4 to the Registrant's
            Registration Statement on Form S-1, Registration No. 33-67532, filed with the Securities and Exchange Commission on August 17, 1993).

   4.5      Mortgage and Security Agreement, dated January 16, 1992, between
            Sheffield Steel Corporation-Joliet and NationsBank of Georgia, N.A.
            (Incorporated by reference to Exhibit 4.5 to the Registrant's
            Registration Statement on Form S-1, Registration No. 33-67532, filed with the Securities and Exchange Commission on August 17, 1993).

   4.6      Stock Pledge Agreement, dated January 16, 1992, between HMK
            Industries of Oklahoma, Inc. and NationsBank of Georgia, N.A.
            (Incorporated by reference to Exhibit 4.6 to the Registrant's
            Registration Statement on Form S-1, Registration No. 33-67532, filed with the Securities and Exchange Commission on August 17, 1993).


   4.7 First Amendment to Receivable and Inventory Financing Agreement, dated August 13, 1993 between HMK Industries of Oklahoma, Inc.,
            Sheffield Steel Corporation, Sheffield Steel Corporation-Joliet,
            Sheffield Steel Corporation-Oklahoma City and NationsBank of
            Georgia, N.A. (Incorporated by reference to Exhibit 4.24 to the Registrant's Registration Statement on Form S-1, Registration No. 33-
            67532, filed with the Securities and Exchange Commission on August
            17, 1993).

   4.8      Warrant Agreement, dated November 1, 1993, between Sheffield Steel
            Corporation and Shawmut Bank Connecticut, N.A., as Warrant Agent
            (Incorporated by reference to Exhibit 4.8 to the Registrant's
            Quarterly Report on Form 10-Q for the quarter ended October 31,
            1993).

   4.9      Intercreditor Agreement, dated November 1, 1993, between Sheffield
            Steel Corporation, NationsBank of Georgia, N.A., and Shawmut Bank
            Connecticut, N.A., as Trustee (Incorporated by reference to Exhibit
            4.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1993).

   4.10     Security Agreement, dated November 1, 1993, between Sheffield Steel
            Corporation and Shawmut Bank Connecticut, N.A., as Collateral Agent and Trustee (Incorporated by reference to Exhibit 4.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
            October 31, 1993).

   4.11     Mortgage, Assignment of Leases, Security Agreement and Fixture
            Filing, dated November 1, 1993, between Sheffield Steel Corporation and Shawmut Bank Connecticut, N.A., as Collateral Agent, Trustee and
            Mortgagee (relating to property located in Joliet, Illinois)
            (Incorporated by reference to Exhibit 4.11 to the Registrant's
            Quarterly Report on Form 10-Q for the quarter ended October 31,
            1993).

   4.12     Mortgage, Assignment of Leases, Security Agreement and Fixture
            Filing, dated November 1, 1993, between Sheffield Steel Corporation and Shawmut Bank Connecticut, N.A., as Collateral Agent, Trustee and
            Mortgagee (relating to property located in Sand Springs, Oklahoma)
            (Incorporated by reference to Exhibit 4.12 to the Registrant's
            Quarterly Report on Form 10-Q for the quarter ended October 31,
            1993).

   4.13 Second Amendment to Receivable and Inventory Financing Agreement, dated November 1, 1993 between Sheffield Steel Corporation-Oklahoma
            City, Sheffield Steel Corporation, and NationsBank of Georgia, N.A.
            (Incorporated by reference to Exhibit 4.13 to the Registrant's
            Quarterly Report on Form 10-Q for the quarter ended October 31,
            1993).

   4.14 Third Amendment to Receivable and Inventory Financing Agreement, dated December 13, 1994 between Sheffield Steel Corporation and
            NationsBank of Georgia, N.A. (Incorporated by reference to Exhibit
            4.14 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1993).

   4.15 Fourth Amendment to Receivable and Inventory Financing Agreement, dated October 30, 1995 between Sheffield Steel Corporation and
            NationsBank of Georgia, N.A. (Incorporated by reference to Exhibit
            4.15 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1995).

   4.16 Fifth Amendment to Receivable and Inventory Financing Agreement, dated April 19, 1996 between Sheffield Steel Corporation and
            NationsBank of Georgia, N.A.

   10.1     Intentionally Omitted.

   10.2 Income Tax Expense Allocation Policy and Tax Sharing Agreement, effective May 1, 1991 between HMK Enterprises, Inc. and Sheffield Steel Corporation, Sheffield Steel Corporation-Joliet, Sheffield Steel Corporation-Oklahoma City and Sand Springs Railway Company (Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, Registration No. 33-67532, filed with the Securities and Exchange Commission on August 17,
             1993).

   10.3 Management Services Agreement, dated October 1, 1993 between HMK Enterprises, Inc. and Sheffield Steel Corporation (Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, Registration No. 33-67532, filed with the Securities and Exchange Commission on August 17, 1993).

   10.4 Insurance Services Agreement, dated October 1, 1993 between HMK Enterprises, Inc. and Sheffield Steel Corporation (Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, Registration No. 33-67532, filed with the Securities and Exchange Commission on August 17, 1993).

   10.5      Design, Manufacturing and Installation Contract, dated
             December 10, 1993, between Sheffield Steel Corporation and Morgan-Pomini Company (Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1993).

   10.6 Form of Master Loan and Security Agreement between Sheffield Steel Corporation and the CIT Group/Equipment Financing, Inc. dated
             July 14, 1994 (Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended
             April 30, 1994).

   10.7 Restated Credit Agreement, dated April 23, 1991, between Sand Springs Railway Company and Bank of Oklahoma (Incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-1, Registration No. 33-67532, filed with the Securities and Exchange Commission on August 17, 1993).

   10.8 Amendment to Restated Credit Agreement, dated May 31, 1992, between Sand Springs Railway Company and Bank of Oklahoma (Incorporated by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-1, Registration No. 33-67532, filed with the Securities and Exchange Commission on August 17, 1993).

   10.9 Promissory Note, dated April 23, 1991, executed by Sand Springs Railway Company in the amount of $1.9 million in favor of Bank of Oklahoma (Incorporated by reference to Exhibit 4.9 to the Registrant's Registration Statement on Form S-1, Registration
             No. 33-67532, filed with the Securities and Exchange Commission on August 17, 1993).

   10.10     Amendment to Assignment of Transportation Agreement, dated
             April 23, 1991 between Sand Springs Railway Company and Bank of Oklahoma (Incorporated by reference to Exhibit 4.10 to the Registrant's Registration Statement on Form S-1, Registration
             No. 33-67532, filed with the Securities and Exchange Commission on August 17, 1993).

   10.11 Amendment to Assignment of User Contracts, dated April 23, 1991 between Sand Springs Railway Company and Bank of Oklahoma (Incorporated by reference to Exhibit 4.11 to the Registrant's Registration Statement on Form S-1, Registration No. 33-67532, filed with the Securities and Exchange Commission on August 17, 1993).

   10.12 Amendment to Pledge and Security Agreement, dated April 23, 1991 between Sand Springs Railway Company and Bank of Oklahoma (Incorporated by reference to Exhibit 4.12 to the Registrant's Registration Statement on Form S-1, Registration No. 33-67532, filed with the Securities and Exchange Commission on August 17,
             1993).

   10.13 Amendment to Security Agreements, dated April 23, 1991 between Sand Springs Railway Company and Bank of Oklahoma (Incorporated by reference to Exhibit 4.13 to the Registrant's Registration Statement on Form S-1, Registration No. 33-67532, filed with the Securities and Exchange Commission on August 17, 1993).

   10.14 Amendment to Real Estate Mortgage and Security Agreement, dated April 23, 1991 between Sand Springs Railway Company and Bank of Oklahoma (Incorporated by reference to Exhibit 4.14 to the Registrant's Registration Statement on Form S-1, Registration
             No. 33-67532, filed with the Securities and Exchange Commission on August 17, 1993).

   10.15 Amendment to Real Estate Mortgage and Security Agreement, dated April 23, 1991 between Sand Springs Railway Company and Bank of Oklahoma (Incorporated by reference to Exhibit 4.15 to the Registrant's Registration Statement on Form S-1, Registration
             No. 33-67532, filed with the Securities and Exchange Commission on August 17, 1993).

   10.16 Assignment of Transportation Agreement, dated December 10, 1987 between Sand Springs Railway Company and Bank of Oklahoma (Incorporated by reference to Exhibit 4.16 to the Registrant's Registration Statement on Form S-1, Registration No. 33-67532, filed with the Securities and Exchange Commission on August 17, 1993).

   10.17 Assignment of User Contracts, dated December 10, 1987 between Sand Springs Railway Company and Bank of Oklahoma (Incorporated by reference to Exhibit 4.17 to the Registrant's Registration Statement on Form S-1, Registration No. 33-67532, filed with the Securities and Exchange Commission on August 17, 1993).

   10.18 Security Agreement, dated December 10, 1987 between Sand Springs Railway Company and Bank of Oklahoma (Incorporated by reference to Exhibit 4.18 to the Registrant's Registration Statement on Form S-1, Registration No. 33-67532, filed with the Securities and Exchange Commission on August 17, 1993).

   10.19 Security Agreement, dated December 10, 1987 between Sand Springs Railway Company and Bank of Oklahoma (Incorporated by reference to Exhibit 4.19 to the Registrant's Registration Statement on Form S-1, Registration No. 33-67532, filed with the Securities and Exchange Commission on August 17, 1993).

   10.20 Real Estate Mortgage and Security Agreement, dated December 10, 1987 between Sand Springs Railway Company and Bank of Oklahoma (Incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1, Registration No. 33-67532, filed with the Securities and Exchange Commission on August 17,
             1993).

   10.21 Real Estate Mortgage and Security Agreement, dated December 10, 1987 between Sand Springs Railway Company and Bank of Oklahoma (Incorporated by reference to Exhibit 4.21 to the Registrant's Registration Statement on Form S-1, Registration No. 33-67532, filed with the Securities and Exchange Commission on August 17,
             1993).

   10.22 Pledge and Security Agreement, dated December 10, 1987 between Sand Springs Railway Company and Bank of Oklahoma (Incorporated by reference to Exhibit 4.22 to the Registrant's Registration Statement on Form S-1, Registration No. 33-67532, filed with the Securities and Exchange Commission on August 17, 1993).

   10.23 Guaranty Agreement, dated December 10, 1987 between HMK Industries of Oklahoma, Inc. and Sand Springs Railway Company (Incorporated by reference to Exhibit 4.23 to the Registrant's Registration Statement on Form S-1, Registration No. 33-67532, filed with the Securities and Exchange Commission on August 17, 1993).

   10.24 Second Amendment to Restated Credit Agreement, dated September 24, 1993 between Sand Springs Railway Company and Bank of Oklahoma (Incorporated by reference to Exhibit 4.25 to the Registrant's Registration Statement on Form S-1, Registration No. 33-67532, filed with the Securities and Exchange Commission on August 17,
             1993).

   10.25 Subordination Agreement dated November 10, 1995, between Sheffield Steel Corporation and the CIT Group/Equipment Financing, Inc.

   10.26 First Amendment to Master Loan and Security Agreement between Sheffield Steel Corporation and the CIT Group/Equipment Financing, Inc. dated April 25th, 1995.

   10.27 Second Amendment to Master Loan and Security Agreement between Sheffield Steel Corporation and the CIT Group/Equipment Financing, Inc. dated July 2, 1996.

  *10.28 Sheffield Steel Corporation 1993 Employee, Director and Consultant Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, Registration
             No. 33-67532, filed with the Securities and Exchange Commission on August 17, 1993).

   10.29 Second Amendment to Real Estate Mortgage and Security Agreement, dated July 31, 1996 between Sand Springs Railway Company and Bank of Oklahoma, N.A.

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

   10.31 Fourth Amendment to Restated Credit Agreement, date July 31, 1996 between Sand Springs Railway Company and Bank of Oklahoma, N.A.

   10.32 Promissory Note, date July 31, 1996, executed by Sand Springs Railway Company in the amount of $1.5 million in favor of Bank of Oklahoma, N.A.

   10.33 Promissory Note, date July 31, 1996, executed by Sand Springs Railway Company in the amount of $2 million in favor of Bank of Oklahoma, N.A.

   10.34 Real Time Pricing Program Agreement dated June 1, 1996 between Sheffield Steel Corporation and Public Service Company of Oklahoma.

** 10.35 Agreement between the United Steelworkers of America and the Sand Springs Division of Sheffield Steel Corporation dated
             March 2, 1997.

**    12     Statement re Computation of Ratio of Earnings to Fixed Charges.

**    13     Statement re Computation of EBITDA.

      21 Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 to the Registrant's Registration Statement on Form S-1, Registration No. 33-67532, filed with the Securities and Exchange Commission on August 17, 1993).

      99 Proxy Statement, dated July 31, 1997, in connection with the 1997 Annual Meeting of Stockholders


*   Executive Compensation Plans and Arrangements
**  Filed herewith.

ITEM 14(b). REPORTS ON FORM 8-K
----------  -------------------

       No reports on Form 8-K were filed during the fourth quarter ended April 30, 1997.

ITEM 14(c). EXHIBITS
----------  --------

       The response to this portion of item 14 is submitted as a separate section of this report.

ITEM 14(d). CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
----------  -----------------------------------------

                                                                     Schedule II

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                    Years ended April 30, 1997, 1996 and 1995
                                 (In thousands)

                                             Balance         Charged to                            Balance
                                            April 30,        Costs and        Deductions -        April 30,
                                              1996            Expenses         Write-offs           1997
                                              ----            --------         ----------           ----
Accounts receivable - allowance for
  doubtful accounts                          $ 658                  -                  -             658
                                               ===             ======           ========             ===


                                             Balance         Charged to                            Balance
                                            April 30,        Costs and        Deductions -        April 30,
                                              1995            Expenses         Write-offs           1996
                                              ----            --------         ----------           ----
Accounts receivable - allowance for
  doubtful accounts                          $ 461                197                  -             658
                                               ===                ===           ========             ===


                                             Balance         Charged to                            Balance
                                            April 30,        Costs and        Deductions -        April 30,
                                              1994            Expenses         Write-offs           1995
                                              ----            --------         ----------           ----
Accounts receivable - allowance for
  doubtful accounts                          $ 432                 36                 (7)            461
                                               ===               ====               ====             ===

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SHEFFIELD STEEL CORPORATION


 July 25, 1997                                 /s/ Robert W. Ackerman
--------------------------                   -----------------------------
Date                                         Robert W. Ackerman, President
                                             and Chief Executive Officer

 July 25, 1997                                /s/ Stephen R. Johnson
--------------------------                   -----------------------------
Date                                         Stephen R. Johnson, Vice President
                                             and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

 July 25, 1997                               /s/ Robert W. Ackerman
--------------------------                   ----------------------------
Date                                         Robert W. Ackerman, Director

 July 25, 1997                               /s/ Steven E. Karol
--------------------------                   ----------------------------
Date                                         Steven E. Karol, Director

 July 25, 1997                               /s/ Dale S. Okonow
--------------------------                   ----------------------------
Date                                         Dale S. Okonow, Director

 July 25, 1997                               /s/ Jane M. Karol
--------------------------                   ----------------------------
Date                                         Jane M. Karol, Director

 July 25, 1997                               /s/ Howard H. Stevenson
--------------------------                   ----------------------------
Date                                         Howard H. Stevenson, Director

 July 25, 1997                               /s/ John D. Lefler
--------------------------                   ----------------------------
Date                                         John D. Lefler, Director