Form 10-Q
period 1997-07-31
SHEFFIELD STEEL CORP
filed 1997-09-09
CIK 910719

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

                                   Form 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the QUARTERLY PERIOD ENDED JULY 31, 1997


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

Yes [X]  No [_]


   At the date of this filing, there were 3,324,125 shares of the Registrant's $.01 par value Common Stock outstanding. The aggregate market value of voting stock held by nonaffiliates is unknown as the Registrant's stock is not traded on an established public trading market.

                          SHEFFIELD STEEL CORPORATION
                                   FORM 10-Q

                                     INDEX

                                                                                    Page
                                                                                    ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Condensed Balance Sheets as of
         July 31, 1997 and April 30,  1997                                            3

         Consolidated Condensed Statements of Operations
         for the three months ended July 31, 1997
         and July 31, 1996                                                            4

         Consolidated Condensed Statements of Cash Flows
         for the three months ended July 31, 1997 and
         July 31, 1996                                                                5

         Notes to Consolidated Condensed Financial Statements                       6-7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                             8-11


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                           12

Item 6.  Exhibits and Reports on Form 8-K                                            12

Signature                                                                            13

Exhibit Index                                                                        14

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                     Consolidated Condensed Balance Sheets
                                (In thousands)

                                                                          July 31,
                                                                            1997         April 30,
                      ASSETS                                             Unaudited          1997
                      ------                                           --------------  --------------

Current assets:
 Cash and equivalents                                                       $     18              15
 Accounts receivable, less allowance for doubtful accounts
    of $733 and $658 at July 31, 1997 and April 30, 1997,
    respectively                                                              19,740          20,856
 Inventories                                                                  35,964          37,112
 Other current assets                                                          3,740           4,141
                                                                            --------         -------
       Total current assets                                                   59,462          62,124

Property, plant and equipment, net                                            65,251          65,885
Intangible assets, net                                                         3,200           3,314
Other assets                                                                   3,450           3,434
Deferred income tax asset, net                                                 2,038           1,817
                                                                            --------         -------
       Total assets                                                         $133,401         136,574
                                                                            ========         =======

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

Current liabilities:
 Current portion of long-term debt                                          $    696             936
 Accounts payable                                                             15,861          16,475
 Accrued interest payable                                                      2,250           4,500
 Accrued liabilities                                                           6,303           5,650
                                                                            --------         -------
       Total current liabilities                                              25,110          27,561

Long-term debt, excluding current portion,
    less unamortized discount of $1,647 and $1,696
    at July 31, 1997 and April 30, 1997, respectively                         93,794          95,614
Other liabilities                                                             11,597          11,243
                                                                            --------         -------
            Total liabilities                                                130,501         134,418
                                                                            --------         -------

Stockholders' equity:
 Common stock                                                                     34              34
 Additional paid-in capital                                                    2,536           2,536
 Retained earnings                                                             1,284             528
                                                                            --------         -------
            Total stockholders' equity                                         3,854           3,098

 Less loans to stockholders                                                      954             942
                                                                            --------         -------
                                                                               2,900           2,156
                                                                            --------         -------
           Total liabilities and stockholders' equity                       $133,401         136,574
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

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                Consolidated Condensed Statements of Operations
                       (In thousands, except share data)
                                  (Unaudited)


                                                                       Three Months Ended
                                                                            July 31,
                                                                  ----------------------------
                                                                      1997              1996
                                                                  ----------         ---------
Sales                                                             $   47,717            45,203
Cost of sales                                                         38,309            37,547
                                                                  ----------         ---------
     Gross profit                                                      9,408             7,656

Selling, general and administrative expense                            3,297             3,227
Depreciation and amortization expense                                  1,711             1,696
Postretirement benefit expense                                           688               701
                                                                  ----------         ---------

     Operating income                                                  3,712             2,032

Interest expense                                                       2,957             2,913
                                                                  ----------         ---------

     Net income (loss)                                            $      755              (881)
                                                                  ==========         =========

Net income (loss) per common and common
 equivalent share                                                 $     .220             (.261)
                                                                  ==========         =========

Common and common equivalent shares outstanding                    3,435,767         3,375,000
                                                                  ==========         =========



See accompanying notes to consolidated condensed financial statements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                Consolidated Condensed Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)


                                                                           Three Months Ended
                                                                                 July 31,
                                                                        ------------------------
                                                                         1997              1996
                                                                        -------           ------

Cash flows from operating activities:
 Net income (loss)                                                      $   755             (881)
 Depreciation and amortization                                            1,760            1,732
 Accrual of postretirement benefits other than pensions,
     net of cash paid                                                       438              501
 Changes in assets and liabilities                                         (118)          (4,523)
                                                                        -------           ------

     Net cash provided by (used in) operations                            2,835           (3,171)
                                                                        -------           ------

Cash flows from investing activities -
 Capital expenditures                                                      (963)            (634)
                                                                        -------           ------

Cash flows from financing activities:
 Net (decrease) increase in long-term debt                               (1,869)           4,201
 Payments in respect of stock appreciation rights                             -             (424)
                                                                        -------           ------

     Net cash (used in) provided by financing activities                 (1,869)           3,777
                                                                        -------           ------

Net increase (decrease) in cash                                               3              (28)

Cash at beginning of period                                                  15               46
                                                                        -------           ------

Cash at end of period                                                   $    18               18
                                                                        =======           ======

       Supplemental disclosure of cash flow information
       ------------------------------------------------

Cash paid during the period for interest                                $ 5,207            5,127
                                                                        =======           ======


See accompanying notes to consolidated condensed financial statements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

             Notes to Consolidated Condensed Financial Statements
                        July 31, 1997 and July 31, 1996
                                  (Unaudited)

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements contained in the Company's Form 10-K, for the year ended April 30, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ending April 30, 1998.

 2)  NET INCOME (LOSS) PER SHARE OF COMMON STOCK

     Income (loss) per share of common stock is computed by dividing net income
     (loss) applicable to common stock by the weighted average number of common shares and dilutive common stock equivalents outstanding each period. Outstanding stock purchase warrants and stock options are common stock equivalents but were excluded from per-share computations in fiscal 1997 since their effect on loss per common share was anti-dilutive.

 3)  LONG-TERM DEBT

     On July 31, 1997, the Railway amended its credit agreement with a bank. The amendment extends the Railway's revolving credit agreement to July 31, 1999. Substantially all of the other terms of the original agreement remain in effect.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Condensed Financial Statements, Continued

 4)  INVENTORIES

     The components of inventories are as follows:

                                                              July 31,
                                                                1997           April 30,
                                                             Unaudited           1997
                                                            -----------        ---------
        Raw materials and storeroom supplies                   $11,667           10,924
        Work in process                                         12,450           10,978
        Finished goods                                          11,847           15,210
                                                               -------           ------

                                                               $35,964           37,112
                                                               =======           ======

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES


ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         ---------------------------------------------

     he following discussion should be read in conjunction with the Consolidated Condensed Financial Statements of the Company and the notes thereto elsewhere in this Form 10-Q.

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

RESULTS OF OPERATIONS
Three month period ended July 31, 1997
- --------------------------------------

     SALES. Sales for the Company for the three-month period ended July 31, 1997 were approximately $47.7 million as compared to sales of approximately $45.2 million for the three-month period ended July 31, 1996, an increase of approximately $2.5 million or 6%. Shipments of product for the three months ended July 31, 1997 increased to 132,797 tons from 132,390 tons for the three months ended July 31, 1996. The increase in sales dollars and shipments for the comparable three months was primarily attributable to increased production and shipments of hot rolled bar products from the Sand Springs Facility. The increase was partially offset by a decrease in shipments of semi-finished steel as a result of weak market demand.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

     Shipments of rebar for the three months ended July 31, 1997 increased 5.6% as compared to the three months ended July 31, 1996 due to increased market demand and increased production of rebar products. Shipments of fabricated products for the three months ended July 31, 1997 increased slightly due primarily to increased market demand of fabricated rebar produced by the Kansas City Plant.

     COST OF SALES. The cost of sales for the three months ended July 31, 1997 were approximately $38.3 million as compared to approximately $37.5 million for the three months ended July 31, 1996. On an average per-ton basis, cost of sales increased to $288 per ton for the three months ended July 31, 1997 from $284 per ton for the three months ended July 31, 1996. Cost of sales increased as compared to the same quarter in prior year due to shipment volume and a change in product mix between hot rolled bar product and semi-finished steel.

     GROSS PROFIT. Gross profit for the Company for the three months ended July 31, 1997 was approximately $9.4 million as compared to a gross profit of approximately $7.7 million for the three months ended July 31, 1996, an increase of approximately $1.8 million or 23%. Gross profit for the Company as a percentage of sales for the three months ended July 31, 1997 was 19.7% as compared to 16.9% for the three months ended July 31, 1996. The increase is a result of higher average selling prices due primarily to product mix.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the Company for the three months ended July 31, 1997 remained approximately the same as compared to the three months ended July 31, 1996.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization remained approximately the same for the three months ended July 31, 1997, as compared to the three months ended July 31, 1996.

     POSTRETIREMENT BENEFIT EXPENSE. Postretirement benefit expense decreased slightly in the first quarter in comparison to the same quarter in the prior year due to a slight change in the estimated fiscal 1998 expense as determined by an independent actuary.


     OPERATING INCOME. Operating income for the Company for the three months ended July 31, 1997 was approximately $3.7 as compared to approximately $2.0 million for the three months ended July 31, 1996, an increase of approximately $1.7 million or 83%. Operating income for the Company as a percentage of sales for the three months ended July 31, 1997 was 7.8% as compared to 4.5% for the three months ended July 31, 1996. This increase was primarily due to the increased gross profit as discussed above.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

     INTEREST EXPENSE. Interest expense for the Company for the three months ended July 31, 1997 was approximately $3.0 million as compared to approximately $2.9 million for the three months ended July 31, 1996. This increase was due to a slightly higher average interest rate as compared to the same period in the prior year.

     INCOME TAX. The Company has not recorded an expense or benefit for income taxes due to the available net operating loss carryforwards that it can utilize to reduce future federal regular income tax.

LIQUIDITY AND CAPITAL RESOURCES

     As of July 31, 1997, the Company's long-term indebtedness was approximately $93.8 million, excluding current portion, after giving effect to an unamortized discount attributable to detachable stock warrants of approximately $1.6 million. The Company had approximately $17.1 million of borrowing availability at July 31, 1997 under its revolving credit agreements.

     Cash flow provided by operations was approximately $2.8 million for the three month period ended July 31, 1997, as compared with cash flow used by operating activities of approximately $3.2 million for the three month period ended July 31, 1996. Accounts receivable decreased due to lower days sales outstanding during the quarter. Inventories decreased due to strong shipments and the annual rolling mill maintenance outages at the Sand Springs and Joliet Facilities. The Company also made contractual interest payments of $4.5 million related to the First Mortgage Notes consistent with the same period in the prior year. Cash used in investing activities during the three months ended July 31, 1997 was approximately $1.0 million for capital expenditures. For the three month period ended July 31, 1997, cash used in financing activities consisted of principle payments on the revolving line of credit and equipment notes.

     The Company's cash flow from operating activities and borrowings under the Revolving Credit Facility and Railway Credit Facility are expected to be sufficient to fund the budget for capital improvements, and meet near-term working capital requirements.

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

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

CAPITAL EXPENDITURES

     Capital expenditures for the three month period ended July 31, 1997 were approximately $1.0 million, consisting of approximately $0.3 million of mill improvements and $0.7 million of required replacement of plant equipment. The Company's cash flow from operating activities, and borrowing under revolving credit facility are expected to be sufficient to meet any near-term working capital requirements the Company may have and to fund anticipated capital improvements.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

See Exhibit Index

B.   Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter ended July 31, 1997.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES



                                  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SHEFFIELD STEEL CORPORATION


 Date:  Sept. 9, 1997                       /s/ Robert W. Ackerman
        ------------------                   ----------------------------------
                                             Robert W. Ackerman, President
                                             and Chief Executive Officer



 Date:  Sept. 9, 1997                       /s/ Stephen R. Johnson
        ------------------                   ----------------------------------
                                             Stephen R. Johnson, Vice President
                                             and Chief Financial Officer

                                 EXHIBIT INDEX


     Exhibit No.                              Description                                               Page No.
     -----------                              -----------                                               --------


                        Fifth Amendment to Restated Credit Agreement, date July 31, 1997 between
10.36                   Sand Springs Railway Company and Bank of Oklahoma, N.A.                             15
