Form 10-Q
period 1997-10-31
SHEFFIELD STEEL CORP
filed 1997-12-12
CIK 910719

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1997


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

       At the date of this filing, there were 3,569,625 shares of the Registrant's $.01 par value Common Stock outstanding. The aggregate market value of voting stock held by nonaffiliates is unknown as the Registrant's stock is not traded on an established public trading market.

                          SHEFFIELD STEEL CORPORATION
                                   FORM 10-Q

                                     Index

                                                                           Page
                                                                           ----
Part I.  Financial Information

Item 1.  Financial Statements
         Consolidated Condensed Balance Sheets -
         April 30, 1997 and October 31, 1997                                  3

         Consolidated Condensed Statements of Operations -
         Three months and six months ended
         October 31, 1996 and October 31, 1997                                4

         Consolidated Condensed Statements of Cash Flows -
         Six months ended October 31, 1996 and
         October 31, 1997                                                     5

         Notes to Consolidated Condensed Financial Statements               6-7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     8-13


Part II. Other Information

Item 1.  Legal Proceedings                                                   14

Item 4.  Submission of Matters to a Vote of Security Holders                 14

Item 6.  Exhibits and Reports on Form 8-K                                    14

Signature                                                                    15

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                     Consolidated Condensed Balance Sheets
                                (In thousands)

                                                                                                October 31,
                                                                                April 30,          1997
                  Assets                                                          1997           Unaudited
                  ------                                                          ----           ---------
Current assets:
   Cash and cash equivalents                                                    $     15              741
   Accounts receivable, less allowance for doubtful accounts of $658
       and $808 at April 30, 1997 and October 31, 1997, respectively              20,856           19,383
   Inventories                                                                    37,112           34,716
   Other current assets                                                            4,141            2,935
                                                                                --------         --------

         Total current assets                                                     62,124           57,775

Property, plant and equipment, net                                                65,885           65,006
Intangible assets, net                                                             3,314            4,450
Other assets                                                                       3,434            3,523
Deferred income tax asset, net                                                     1,817            2,034
                                                                                --------         --------

         Total assets                                                           $136,574          132,788
                                                                                ========         ========

      Liabilities and Stockholders' Equity
      ------------------------------------

Current liabilities:
    Current portion of long-term debt                                           $    936            1,717
    Accounts payable                                                              16,475           15,113
    Accrued interest payable                                                       4,500            4,500
    Accrued liabilities                                                            5,650            6,978
                                                                                --------         --------

         Total current liabilities                                                27,561           28,308

Long-term debt, excluding current portion, less unamortized discount
    of $1,696 and $1,563 at April 30, 1997 and October 31, 1997, respectively     95,614           89,474
Accrued post-retirement benefit costs                                              9,095            9,971
Other liabilities                                                                  2,148            1,336
                                                                                --------         --------

         Total liabilities                                                       134,418          129,089
                                                                                --------         --------

Stockholders' equity:
    Common stock                                                                      34               34
    Additional paid-in capital                                                     2,536            2,536
    Retained earnings                                                                528            2,095
                                                                                --------         --------

         Total stockholders' equity                                                3,098            4,665

    Less loans to stockholders                                                       942              966
                                                                                --------         --------

                                                                                   2,156            3,699
                                                                                --------         --------

         Total liabilities and stockholders' equity                             $136,574          132,788
                                                                                ========         ========

    See accompanying notes to consolidated condensed financial statements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                Consolidated Condensed Statements of Operations
                       (In thousands, except share data)
                                  (Unaudited)

                                                          Three Months Ended           Six Months Ended
                                                              October 31,                 October 31,
                                                     ---------------------------  --------------------------
                                                          1996           1997          1996           1997
                                                          ----           ----          ----           ----
Sales                                                $    44,722         46,464        89,925         94,181
Cost of sales                                             36,791         37,073        74,338         75,382
                                                     -----------    -----------   -----------    -----------

       Gross profit                                        7,931          9,391        15,587         18,799

Selling, general and administrative expense                3,268          3,334         6,495          6,631
Depreciation and amortization expense                      1,731          1,749         3,427          3,460
Postretirement benefit expense other than pensions           776            685         1,477          1,373
                                                     -----------    -----------   -----------    -----------

        Operating income                                   2,156          3,623         4,188          7,335

Interest expense                                           2,941          2,811         5,854          5,768
                                                     -----------    -----------   -----------    -----------

        Net income (loss)                            $      (785)           812        (1,666)         1,567
                                                     ===========    ===========   ===========    ===========

Net income (loss) per common and
  common equivalent share                            $      (.23)           .21          (.49)           .41
                                                     ===========    ===========   ===========    ===========

Common and common equivalent shares outstanding        3,375,000      3,840,767     3,375,000      3,840,767
                                                     ===========    ===========   ===========    ===========



    See accompanying notes to consolidated condensed financial statements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                Consolidated Condensed Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                         Six Months Ended
                                                                                            October 31,
                                                                                   ---------------------------
                                                                                     1996               1997
                                                                                     ----               ----
Cash flows from operating activities:
    Net income (loss)                                                              $(1,666)              1,567
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                               3,499               3,593
         Loss on retirement of assets                                                    -                  81
         Accrual of postretirement benefits other than pensions,
             net of cash paid                                                        1,002                 876
         Changes in assets and liabilities, net of effects
             from acquisition of business                                              377               4,378
                                                                                    ------             -------

          Net cash provided by operations                                            3,212              10,495
                                                                                    ------             -------

Cash flows from investing activities:
    Capital expenditures                                                            (1,762)             (1,849)
    Acquisition of business, net of cash acquired                                        -              (2,317)
                                                                                    ------             -------

         Net cash used in investing activities                                      (1,762)             (4,166)
                                                                                    ------             -------
Cash flows from financing activities:
    Net decrease in long-term debt                                                  (1,054)             (5,603)
    Payments in respect of stock appreciation rights                                  (424)                  -
                                                                                    ------             -------

         Net cash used in financing activities                                      (1,478)             (5,603)
                                                                                    ------             -------

Net (decrease) increase in cash                                                        (28)                726

Cash and cash equivalents at beginning of period                                        46                  15
                                                                                    ------             -------

Cash and cash equivalents at end of period                                         $    18                 741
                                                                                    ======             =======

Supplemental disclosure of cash flow information
------------------------------------------------
Cash paid during the period for interest                                           $ 5,782               5,635
                                                                                    ======             =======

Noncash items related to stock repurchase:
    Decrease in paid-in capital                                                    $ 1,055                   -
                                                                                    ======             =======
    Increase in other liabilities                                                  $   662                   -
                                                                                    ======             =======
    Decrease in loans to stockholders                                              $   393                   -
                                                                                    ======             =======

    See accompanying notes to consolidated condensed financial statements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

             Notes to Consolidated Condensed Financial Statements
                           October 31, 1996 and 1995
                       (In thousands, except share data)
                                  (Unaudited)

1)  Basis of Presentation and Summary of Accounting Policies

The consolidated financial statements of Sheffield Steel Corporation (the Company) include the accounts of its divisions, Sheffield Steel-Sand Springs (Sand Springs), Sheffield Steel-Kansas City (Kansas City), and Sheffield Steel-Joliet (Joliet) and its wholly owned subsidiaries, Sheffield Steel Corporation-Oklahoma City (Oklahoma City), Waddell's Rebar Fabricators, Inc. (Waddell) since October 28, 1997, and Sand Springs Railway Company (the Railway). HMK Enterprises, Inc. (HMK) owns approximately 96% of the currently issued and outstanding common stock. All material intercompany transactions and balances have been eliminated in consolidation. The Company's primary business is the production of concrete reinforcing bar, fence posts, and a range of hot rolled bar products including rounds, flats, and squares. The Company's products are sold throughout the continental United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements contained in the Company's Form 10-K, for the year ended April 30, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ending April 30, 1998.

2)  Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income
(loss) applicable to common stock by the weighted average number of common shares and dilutive common stock equivalents outstanding each period. All options and warrants were excluded from per-share computations for the three month and six month periods ended October 31, 1996 since their effect on loss per common share was anti-dilutive.

3)  Inventories

The components of inventories are as follows:


                                                                   October 31,
                                                  April 30,            1997
                                                     1997          (Unaudited)
                                                     ----          -----------
Raw materials and storeroom supplies              $  10,924           12,792
Work in process                                      10,978            8,178
Finished goods                                       15,210           13,746
                                                     ------           ------

                                                  $  37,112           34,716
                                                     ======           ======

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Condensed Financial Statements, Continued

4)  Long-term Debt

Effective November 26, 1997, the Company offered $110,000,000 of 11 1/2% First Mortgage Notes to institutional investors pursuant to Rule 144A of the Securities Act of 1933, as amended. The proceeds from the offering will primarily be used to redeem the Company's $75 million outstanding principal amount of First Mortgage Notes due 2001, to pay dividends to stockholders and to pay down outstanding indebtedness under the Company's revolving credit facilities. As a result of the offering, the Company anticipates it will recognize an extraordinary loss of approximately $8.1 million in the third fiscal quarter related to extinguishment of debt.

On October 1, 1997, the Company entered into an agreement with an equipment financing company whereby the Company may request advances totaling $4.0 million through July 31, 1998, based on satisfactory documentation of the collateral to be financed. In accordance with the agreement, the Company must maintain a letter of credit in an amount equal to 25% of each advance which will be reduced subject to the Company meeting certain ratio and earnings requirements. At October 31, 1997, there were no outstanding advances related to this agreement.

6)  Acquisition

On October 28, 1997, the Company acquired all of the outstanding capital stock of Waddell's Rebar Fabricators. The purchase price of the stock was $3,040 subject to certain post-closing adjustments and potential performance related payments. The Company incurred approximately $2,000 in debt related to this acquisition. The acquisition notes mature quarterly over a four year period and bear interest at NationsBank prime rate minus 1/2 of one percent.

The acquisition was accounted for using the purchase method of accounting. The fair value of tangible assets acquired and liabilities assumed was $3,861 and $812, respectively. In addition, the Company recorded $1,362 as excess of cost over net assets acquired (goodwill) which is being amortized over 40 years on a straight-line basis.

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

           On October 28, 1997, the Company acquired all of the outstanding capital stock of Waddell's Rebar Fabricators, Inc. (Waddell). The acquisition price consisted of $1,040,000 in cash, subject to post-closing adjustments and performance related contingency payments, and secured, subordinated promissory notes in an aggregate principal amount of $2 million. The notes mature quarterly over a four year period and bear interest at the NationsBank prime rate minus 1/2 of one percent. The notes are secured by the capital stock of Waddell. Waddell is a rebar fabricator located in Independence, Missouri which specializes in smaller volume, higher value added construction contracts. Management believes that Waddell will complement the Kansas City Facility's operations.

   Recent Developments

           On November 26, 1997, the Company priced an aggregate of $110,000,000 of First Mortgage Notes (the "First Mortgage Notes") in a private offering (the "Offering") to institutional investors. The Offering will be made under Rule 144A of the Securities Act of 1933, as amended. The net proceeds of the Offering will be applied as follows: (i) $79.5 million to redeem, at a redemption price of 106%, the 12% First Mortgage Notes due 2001 (the "2001 Notes"); (ii) $16 million to repay amounts under the Company's credit facilities which currently bear interest at a rate of prime plus 0.50% (or 9.0% as of November 1, 1997); (iii) $10 million to pay dividends to the Company's shareholders; and (iv) the remainder, if any, for general corporate purposes, including ongoing capital expenditures.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

   Results of Operations
   Three Months Ended October 31, 1997 As Compared To Three Months Ended October 31, 1996

           Sales. Sales for the Company for the three month period ended October 31, 1997 were approximately $46.5 million as compared to sales of approximately $44.7 million for the three month period ended October 31, 1996, an increase of approximately $1.7 million or 3.9%. Shipping levels decreased 3.3% to 121,859 tons from 126,005 tons and the average price per ton shipped increased to $381 from $355. The decrease in tons shipped and the increase in average selling price is primarily due to a change in product mix. The Company is implementing its business strategy to produce and sell higher value added finished products instead of producing and selling billets to third parties.

           Hot Rolled Bar Products. Shipments for the three month period ended October 31, 1997 were 48,774 tons compared to 42,258 tons for the three month period ended October 31, 1996, an increase of 6,516 tons or 15.4%. The increase reflects continued improvements in operations at the Sand Springs Facility and implementation of the Company's business strategy to improve finished goods product mix. Sales of hot rolled bar products from the Joliet Facility also increased due to improved market conditions. The average price per ton of hot rolled bar products for the three month period ended October 31, 1997 increased to $459 from $441, reflecting an increase in sales prices at both the Sand Springs Facility and the Joliet Facility.

           Rebar. Rebar shipments for the three month period ended October 31, 1997 were 55,571 tons compared to 48,808 tons for the three month period ended October 31, 1996, an increase of 6,763 or 13.9%. This increase was primarily a result of the continued improvements in operations at the Sand Springs Facility and general market strength in the construction industry. The average price per ton of rebar was unchanged at $296 for the three month periods ended October 31, 1997 and 1996.

           Fabricated Products. Shipments of fabricated products for the three month period ended October 31, 1997 were 13,086 tons compared to 14,576 tons for the three month period ended October 31, 1996, a decrease of 1,490 tons or 10.2%. The decrease in shipments was primarily due to production difficulties at the Sand Springs fence post shop which have since been resolved. The average price per ton for the three month period ended October 31, 1997 increased to $454 from $451. The increase in average price per ton was primarily due to product mix with prices improving in the rebar fabricating market and prices decreasing in the fence post line of business.

           Billets. Shipments of billets to third parties for the three month period ended October 31, 1997 were 4,428 tons compared to 20,363 tons for the three month period ended October 31, 1996, a decrease of 15,935 tons or 78.3%. This decrease was due to the Company's implementation of its business strategy to utilize billets internally to produce higher value added finished products instead of selling the billets to third parties. In addition, the Company further curtailed billet sales to third parties during this quarter in order to perform certain maintenance procedures in the melt shop without jeopardizing mill production.

           Cost of Sales. The cost of sales for the three months ended October 31, 1997 were approximately $37.1 million as compared to approximately $36.8 million for the three months ended October 31, 1996. On an average per ton basis, cost of sales increased to $304 per ton for the three months ended October 31, 1997 from $292 per ton for the three months ended October 31,

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

   1996. In the three months ended October 31, 1997, billet shipments decreased and rebar and hot rolled bar product shipments increased resulting in an increase in average cost per ton.

           Gross Profit. Gross profit for the Company for the three months ended October 31, 1997 was approximately $9.4 million as compared to gross profit of approximately $7.9 million for the three months ended October 31, 1997, an increase of approximately $1.5 million or 18.4%. Gross profit for the Company as a percentage of sales for the three months ended October 31, 1997 was 20.2% as compared to 17.7% for the three months ended October 31, 1996. The increase is a result of higher average selling prices due primarily to a more favorable product mix.

           Selling, General and Administrative Expense. Selling, general and administrative expense for the Company for the three months ended October 31, 1997 remained approximately the same as compared to the three months ended October 31, 1996.

           Depreciation and Amortization. Depreciation and amortization remained approximately the same for the three months ended October 31, 1997, as compared to the three months ended October 31, 1996.

           Post-retirement Benefit Expense. Post-retirement benefit expense remained approximately the same for the three month period ended October 31, 1997, as compared to the three months ended October 31, 1996.

           Operating Income. Operating income for the Company for the three months ended October 31, 1997 was approximately $3.6 million as compared to approximately $2.2 million for the three months ended October 31, 1996, an increase of approximately $1.5 million or 68.0%. Operating income for the Company as a percentage of sales for the three months ended October 31, 1997 was 7.8% as compared to 4.8% for the three months ended October 31, 1996. This increase was primarily due to the increased gross profit as discussed above.

           Interest Expense. Interest expense for the Company for the three months ended October 31, 1997 was approximately $2.8 million as compared to approximately $2.9 million for the three months ended October 31, 1996. This decrease was due to a slightly lower average interest rate as compared to the same period in the prior year.

   Six Months Ended October 31, 1997 As Compared To Six Months Ended October 31, 1996

           Sales. Sales for the Company for the six month period ended October 31, 1997 were approximately $94.2 million as compared to sales of approximately $89.9 million for the six month period ended October 31, 1996, an increase of approximately $4.3 million or 4.7%. Shipping levels decreased 1.4% to 254,656 ton from 258,395 tons and the average price per ton shipped increased to $370 from $348. The decrease in tons shipped and the increase in average selling price is primarily due to a change in product mix. The Company is implementing its business strategy to produce and sell higher value added finished products instead selling billets to third parties.

           Hot Rolled Bar Products. Shipments for the six month period ended October 31, 1997 were 93,828 tons compared to 80,736 tons for the six month period ended October 31, 1996, an increase of 13,092 tons or 16.2%. Shipments from the Sand Springs Facility for the six month period ended October 31, 1997 increased 35.6% over the same period in the previous year due to continued

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

   improvements in operations at the Sand springs Facility and implementation of the Company's business strategy to improve finished goods product mix. Shipments of hot rolled bar products from the Joliet Facility also increased reflecting strong market conditions. The average price per ton of hot rolled bar products for the six month period ended October 31, 1997 increased to $449 per ton compared to $441 per ton for the six month period ended October 31, 1996, reflecting improved selling prices at both the Sand Springs Facility and the Joliet Facility.

           Rebar. Rebar shipments for the six month period ended October 31, 1997 were 112,122 tons compared to 102,364 tons for the six month period ended October 31, 1996, an increase of 9,758 tons or 9.5%. This increase was primarily a result of the continued improvements in operations at the Sand Springs Facility and general market strength in the construction industry. The average price per ton of rebar for the six month period ended October 31, 1997 increased to $296 from $291. The increase in average price per ton is attributable to improved market conditions.

           Fabricated Products. Shipments of fabricated products for the six month period ended October 31, 1997 were 27,911 tons compared to 28,175 tons for the six month period ended October 31, 1996, a decrease of 264 tons or .9%. The average price per ton for fabricated products for the six months ended October 31, 1997 decreased to $456 from $458. The decrease in shipments and average selling prices is attributable to production difficulties at the Sand Springs fence post shop which have since been resolved.

           Billets. Shipments of billets to third parties for the six month period ended October 31, 1997 were 20,795 tons compared to 47,120 tons for the six month period ended October 31, 1996, a decrease of 26,325 or 55.9%. This decrease was due to the Company's implementation of its business strategy to utilize more billets internally to produce higher value added finished products instead of selling the billets to third parties. The average price per ton for billets for the six month period ended October 31, 1997 increased to $227 from $215. The increase in average price per ton is attributable to improved product mix.

           Cost of Sales. The cost of sales for the six month period ended October 31, 1997 were approximately $75.4 million as compared to approximately $74.3 million for the six month period ended October 31, 1996. On an average per ton basis, cost of sales increased to $296 per ton for the six months ended October 31, 1997 from $288 per ton for the six months ended October 31, 1996. In the six month period ended October 31, 1997, billet shipments decreased and rebar and hot rolled bar product increased resulting in the increase in average cost per ton.

           Gross Profit. Gross profit for the Company for the six month period ended October 31, 1997 was approximately $18.8 million as compared to approximately $15.6 million for the six month period ended October 31, 1996, an increase of approximately $3.3 million or 21.0%. Gross profit for the Company as a percentage of sales for the six month period ended October 31, 1997 was 20.0% as compared to 17.3% for the six month period ended October 31, 1996. The increase is a result of higher average selling prices due primarily to a more favorable product mix.

           Selling, General and Administrative Expense. Selling, general and administrative expense for the Company for the six month period ended October 31, 1997 was approximately $6.6 million as compared to approximately $6.5 million for the six months ended October 31, 1996. The slight increase was primarily due to additional selling expenses.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

           Depreciation and Amortization. Depreciation and amortization remained approximately the same for the six month period ended October 31, 1997, as compared to the six month period ended October 31, 1996.

           Post-retirement Benefit Expense. Post-retirement benefit expense remained approximately the same for the six month period ended October 31, 1997 as compared to the six month period ended October 31, 1996.

           Operating Income. Operating income for the Company for the six month period ended October 31, 1997 was approximately $7.3 million as compared to approximately $4.2 million for six month period ended October 31, 1996, an increase of approximately $3.1 million or 75.1%. Operating income for the Company as a percentage of sales for the six months ended October 31, 1997 was 7.8% as compared to 4.7% for the six months ended October 31, 1996.
   This increase was primarily due to the increased gross profit as discussed above.

           Interest Expense. Interest expense remained approximately the same for the six month period ended October 31, 1997 compared to the six month period ended October 31, 1996.

   Liquidity and Capital Resources

           As of October 31, 1997, the Company's long-term indebtedness was approximately $91.2 million, after giving effect to an unamortized discount attributable to detachable stock warrants of approximately $1.6 million. The Company had approximately $21 million of borrowing availability at October 31, 1997 under its revolving credit agreements and approximately $4 million available under the equipment financing agreement.

           Cash flow provided by operations was approximately $10.5 million for the six month period ended October 31, 1997, as compared with cash flow provided by operations of approximately $3.2 million for the six month period ended October 31, 1996. The increase in cash provided by operations was primarily due to reducing accounts receivable and inventories as well as improved operating results. Cash used in investing activities in the three months ended October 31, 1997 was approximately $4.2 million, consisting of required replacement of plant equipment and the purchase of Waddell. For the six month period ended October 31, 1997, cash used for financing activities consisted primarily of payments on the revolving credit facility.

           The Company's cash flow from operations and borrowings under the Revolving Credit Facility, the Railway Credit Facility, and equipment financing agreements are expected to be sufficient to fund the budget for capital improvements, and meet near-term working capital requirements.

           On a longer term basis, the Company has significant future debt service obligations. The Company's ability to satisfy these obligations is dependent on its ability to generate adequate cash flow from operations. The Company expects that its cash flow from operations and available borrowings under its revolving credit facilities and equipment financing agreements will be sufficient to fund the repayment of the long term debt and other investing activities. The Company's future operating results are dependent on its overall operating performance and are subject to general business, financial and other factors affecting the Company and the domestic steel

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

   industry, as well as prevailing economic conditions, certain of which are beyond the control of the Company.

   Capital Expenditures

           Capital expenditures for the six month period ended October 31, 1997 were approximately $1.8 million. Primarily all of the expenditures consisted of normal capital projects required or deemed economically feasible, throughout the Company. The Company's cash flow from operations and borrowings under its revolving credit facilities and equipment financing agreements are expected to be sufficient to meet any near-term working capital requirements the Company may have and to fund anticipated capital improvements. The Company expects to incur capital expenditures of approximately $8.5 million if fiscal 1998, which includes the shear line project in the Sand Springs rolling mill.

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

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLERS

           At the Annual Meeting of Stockholders held on August 27, 1997, for which proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, the stockholders of the Company unanimously elected Steven E. Karol, Robert W. Ackerman, Dale S. Okonow, Howard H. Stevenson, John D. Lefler and Jane M. Karol to serve as members of the Board of Directors for a period of one year.

           At the Annual Meeting of Stockholders, the stockholders also unanimously approved the reappointment of KPMG Peat Marwick LLP as independent auditors.

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   A. Exhibits

   See exhibit index.

   B. Reports on Form 8-K

   No reports on Form 8-K were filed during the second quarter ended October 31, 1997.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES


                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SHEFFIELD STEEL CORPORATION


   Date:  Dec. 12, 1997                     /s/ Robert W. Ackerman
          -----------------                -----------------------------------
                                           Robert W. Ackerman, President
                                           and Chief Executive Officer





   Date:  Dec. 12, 1997                     /s/ Stephen R. Johnson
          -----------------                -----------------------------------
                                           Stephen R. Johnson, Vice President
                                           and Chief Financial Officer

                                 Exhibit Index

Exhibit No.                        Description                                      Page No.
-----------                        -----------                                      --------
  10.37     Security Agreement between Sheffield Steel Corporation and Heller
            Financial, Inc. dated October 3, 1997.                                     17

            Stock Purchase Agreement between Sheffield Steel Corporation,
            Waddell's Rebar Fabricators, Inc. and the Stockholders of Waddell's
  10.38     Rebar Fabricators, Inc. dated October 27, 1997.                            31