Form 10-Q
period 1998-01-31
SHEFFIELD STEEL CORP
filed 1998-03-13
CIK 910719

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1998


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

Yes X     No _____



   At the date of this filing, there were 3,570,125 shares of the Registrant's $.01 par value Common Stock outstanding. The aggregate market value of voting stock held by nonaffiliates is unknown as the Registrant's stock is not traded on an established public trading market.

                          SHEFFIELD STEEL CORPORATION
                                   FORM 10-Q

                                     Index

                                                                            Page
                                                                            ----

Part I.  Financial Information

Item 1.  Financial Statements
         Consolidated Condensed Balance Sheets -
         April 30, 1997 and January 31, 1998                                   3

         Consolidated Condensed Statements of Operations -
         Three months and nine months ended
         January 31, 1997 and January 31, 1998                                 4

         Consolidated Condensed Statements of Cash Flows -
         Nine months ended January 31, 1997 and
         January 31, 1998                                                      5

         Notes to Consolidated Condensed Financial Statements                6-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      9-13


Part II. Other Information

Item 1.  Legal Proceedings                                                    14

Item 4.  Submission of Matters to a Vote of Security Holders                  14

Item 6.  Exhibits and Reports on Form 8-K                                     14

Signature                                                                     15

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                     Consolidated Condensed Balance Sheets
                                 (In thousands)

                                                                                                  January 31,
                                                                              April 30,              1998
                    Assets                                                      1997               Unaudited
                    ------                                                      ----               ---------
Current assets:
 Cash and cash equivalents                                                     $     15               1,076
 Accounts receivable, less allowance for doubtful accounts of $658
     and $873 at April 30, 1997 and January 31, 1998, respectively               20,856              18,199
 Inventories                                                                     37,112              36,932
 Other current assets                                                             4,141               2,757
                                                                               --------             -------

       Total current assets                                                      62,124              58,964

Property, plant and equipment, net                                               65,885              65,754
Intangible assets, net                                                            3,314               8,791
Other assets                                                                      3,434               3,463
Deferred income tax asset                                                         1,817               2,054
                                                                               --------             -------

     Total assets                                                              $136,574             139,026
                                                                               ========             =======

      Liabilities and Stockholders' Equity
      ------------------------------------

Current liabilities:
 Current portion of long-term debt                                             $    936               1,711
 Accounts payable                                                                16,475              13,334
 Accrued interest payable                                                         4,500               1,972
 Accrued liabilities                                                              5,650               7,846
                                                                               --------             -------

       Total current liabilities                                                 27,561              24,863

Long-term debt, excluding current portion,  less unamortized discount
    of $1,696 at April 30, 1997                                                  95,614             117,430
Accrued post-retirement benefit costs                                             9,095              10,409
Other liabilities                                                                 2,148               1,291
                                                                               --------             -------

            Total liabilities                                                   134,418             153,993
                                                                               --------             -------

Stockholders' equity (deficit):
 Common stock                                                                        34                  36
 Additional paid-in capital                                                       2,536               2,536
 Retained earnings (accumulated deficit)                                            528             (16,552)
                                                                               --------             -------

       Total stockholders' equity (deficit)                                       3,098             (13,980)

    Less loans to stockholders                                                      942                 987
                                                                               --------             -------

                                                                                  2,156             (14,967)
                                                                               --------             -------

           Total liabilities and stockholders' equity (deficit)                $136,574             139,026
                                                                               ========             =======


     See accompanying notes to consolidated condensed financial statements.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                Consolidated Condensed Statements of Operations
                       (In thousands, except share data)
                                  (Unaudited)

                                                         Three Months Ended       Nine Months Ended
                                                             January 31,              January 31,
                                                         ------------------       -----------------
                                                         1997          1998       1997         1998
                                                         ----          ----       ----         ----
Sales                                                 $ 34,909        42,413    124,835      136,594
Cost of sales                                           29,374        34,046    103,713      109,428
                                                        ------        ------    -------      -------

       Gross profit                                      5,535         8,367     21,122       27,166

Selling, general and administrative expense              2,928         3,461      9,422       10,092
Depreciation and amortization expense                    1,698         1,860      5,126        5,320
Postretirement benefit expense other than pensions         642           639      2,119        2,012
                                                        ------        ------    -------      -------

       Operating income                                    267         2,407      4,455        9,742

Other expense:
  Interest expense, net                                 (2,956)       (2,955)    (8,810)      (8,723)
  Other                                                      -           (76)         -          (76)
                                                        ------        ------    -------      -------
                                                        (2,956)       (3,031)    (8,810)      (8,799)

       Income (loss) before extraordinary item          (2,689)         (624)    (4,355)         943

Extraordinary item - loss on retirement of debt              -        (8,023)         -       (8,023)
                                                        ------        ------    -------      -------

       Net loss                                       $ (2,689)       (8,647)    (4,355)      (7,080)
                                                        ======        ======    =======      =======

Basic earnings (loss) per share:
  Income (loss) before extraordinary item             $   (.80)        ( .18)     (1.29)         .28
  Extraordinary item - loss on retirement of debt            -         (2.31)         -        (2.38)
                                                        ------        ------    -------      -------
       Net loss                                       $   (.80)        (2.49)     (1.29)       (2.10)
                                                        ======        ======    =======      =======

Diluted earnings (loss) per share:
  Income (loss) before extraordinary item             $   (.80)         (.18)     (1.29)         .26
  Extraordinary item - loss on retirement of debt            -         (2.31)         -        (2.19)
                                                        ------        ------    -------      -------
       Net loss                                       $   (.80)        (2.49)     (1.29)       (1.93)
                                                        ======        ======    =======      =======


     See accompanying notes to consolidated condensed financial statements.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)


                                                                         Nine Months Ended
                                                                             January 31,
                                                                     --------------------------
                                                                       1997              1998
                                                                       ----              ----
Cash flows from operating activities:
 Net income (loss)                                                  $ (4,355)           (7,080)
 Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
      Depreciation and amortization                                    5,234             5,481
      Loss on retirement of assets                                         -                81
      Accrual of postretirement benefits other than pensions,
          net of cash paid                                             1,403             1,314
      Non-cash portion of extraordinary item                               -             2,995
      Changes in assets and liabilities, net of effects of
          acquisition of business                                     (5,824)               59
                                                                     -------           -------

            Net cash (used in) provided by operations                 (3,542)            2,850
                                                                     -------           -------

Cash flows from investing activities:
 Capital expenditures                                                 (2,964)           (4,271)
 Acquisition of business, net of cash acquired                             -            (2,414)
                                                                     -------           -------

            Net cash used in investing activities                     (2,964)           (6,685)
                                                                     -------           -------

Cash flows from financing activities:
 Net increase in long-term debt                                        6,902            20,784
 Payment of debt issuance costs                                            -            (5,888)
 Payment of dividends                                                      -           (10,000)
 Payments in respect of stock appreciation rights                       (424)                -
                                                                     -------           -------

            Net cash provided by financing activities                  6,478             4,896
                                                                     -------           -------

Net (decrease) increase in cash and cash equivalents                     (28)            1,061

Cash and cash equivalents at beginning of period                          46                15
                                                                     -------           -------

Cash and cash equivalents at end of period                          $     18             1,076
                                                                     =======           =======

Supplemental disclosure of cash flow information
------------------------------------------------
Cash paid during the period for interest                            $ 11,060            11,881
                                                                     =======            ======

Noncash items related to stock repurchase:
 Decrease in paid-in capital                                        $  1,055                 -
                                                                     =======           =======
 Increase in other liabilities                                      $    662                 -
                                                                     =======           =======
 Decrease in loans to stockholders                                  $    393                 -
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

1)  Basis of Presentation and Summary of Accounting Policies

The consolidated financial statements of Sheffield Steel Corporation (the Company) include the accounts of its divisions, Sheffield Steel-Sand Springs (Sand Springs), Sheffield Steel-Kansas City (Kansas City), and Sheffield Steel-Joliet (Joliet) and its wholly owned subsidiaries, Sheffield Steel Corporation-Oklahoma City (Oklahoma City), Waddell's Rebar Fabricators, Inc. (Waddell) since October 28, 1997, and Sand Springs Railway Company (the Railway). HMK Enterprises, Inc. (HMK) owns approximately 90% of the currently issued and outstanding common stock. All material intercompany transactions and balances have been eliminated in consolidation. The Company's primary business is the production of concrete reinforcing bar, fence posts, and a range of hot rolled bar products including rounds, flats, and squares. The Company's products are sold throughout the continental United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements contained in the Company's Form 10-K, for the year ended April 30, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ending April 30, 1998.

2)  Earnings Per Share

Effective January 31, 1998, the Company adopted the guidelines established by Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share". All references in the financial statements to earnings per share amounts have
been restated to conform with the requirements of SFAS No. 128.   All options
and warrants were excluded from computations for loss before extraordinary item for the three month periods ended January 31, 1997 and 1998 and the nine month period ended January 31, 1997, since their effect on loss per share was anti-dilutive. The following information reconciles the number of shares used to compute basic earnings per share to those used to compute diluted earnings per share. The numerator amounts for each period presented are as shown on the consolidated condensed statements of operations.


                                                        Three Months Ended    Nine Months Ended
                                                            January 31,          January 31,
                                                         1997       1998       1997       1998
                                                       ---------  ---------  ---------  ---------
Weighted average number of shares outstanding          3,375,000  3,468,326  3,375,000  3,372,359

Effect of dilutive securities:
     Stock Options                                             -          -          -    253,393
     Warrants                                                  -          -          -     84,999
                                                       ---------  ---------  ---------  ---------
Weighted average number of shares and
    dilutive potential shares outstanding              3,375,000  3,468,326  3,375,000  3,662,767
                                                       =========  =========  =========  =========

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Condensed Financial Statements, Continued

3) Inventories

The components of inventories are as follows:


                                                                              January 31,
                                                                  April 30,      1998
                                                                    1997      (Unaudited)
                                                                    ----      -----------
Raw materials and storeroom supplies                               $10,924      11,549
Work in process                                                     10,978       8,443
Finished goods                                                      15,210      16,940
                                                                   -------      ------

                                                                   $37,112      36,932
                                                                   =======      ======

4)   Long-term Debt

Effective November 26, 1997, the Company offered $110,000,000 of 11 1/2% First Mortgage Notes due 2005 to institutional investors pursuant to Rule 144A of the Securities Act of 1933, as amended. The proceeds from the offering were used primarily to redeem the Company's $75 million outstanding principal amount of First Mortgage Notes due 2001 (2001 Notes), to pay dividends to stockholders and to pay down outstanding indebtedness under the Company's revolving credit
facilities.   On January 28, 1998, the Company made an offer to exchange the aforementioned First Mortgage Notes for New First Mortgage Notes which are identical in all material respects except that the New First Mortgage Notes have been registered under the Securities Act of 1933, as amended.

Interest on the New First Mortgage Notes is payable semi-annually on June 1 and December 1 of each year at the rate of 11.5% per annum. The New First Mortgage Notes are secured by a first priority lien on substantially all existing and future real property and equipment. The Company is subject to certain covenants including certain limitations on additional indebtedness and restricted payments.

5)   Extraordinary Item

The extraordinary loss of $8.0 million relates to the Company's First Mortgage Note offering completed during the third fiscal quarter. The extraordinary charge relates primarily to a redemption premium, unamortized discount and debt issue costs associated with the 2001 Notes.

6)   Acquisition

On October 28, 1997, the Company acquired all of the outstanding capital stock of Waddell's Rebar Fabricators. The purchase price of the stock was $3,137 subject to certain potential performance related payments. The Company incurred approximately $2,000 in debt related to this acquisition. The acquisition notes mature quarterly over a four year period and bear interest at NationsBank prime rate minus 1/2 of one percent.

The acquisition was accounted for using the purchase method of accounting. The fair value of tangible assets acquired and liabilities assumed was $3,861 and $812, respectively. In addition, the Company recorded $1,459 as excess of cost over net assets acquired (goodwill) which is being amortized over 40 years on a straight-line basis.

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

Acquisition

     On October 28, 1997, the Company acquired all of the outstanding capital stock of Waddell's Rebar Fabricators, Inc. (Waddell). The acquisition price consisted of $1,137,000 in cash, subject to performance related contingency payments, and secured, subordinated promissory notes in an aggregate principal amount of $2 million. The notes mature quarterly over a four year period and bear interest at the NationsBank prime rate minus 1/2 of one percent. The notes are secured by the capital stock of Waddell. Waddell is a rebar fabricator located in Independence, Missouri which specializes in smaller volume, higher value added construction contracts. Management believes that Waddell will complement the Kansas City Facility's operations.

First Mortgage Note Offering

     On November 26, 1997, the Company offered an aggregate of $110,000,000 of First Mortgage Notes (the "First Mortgage Notes") in a private offering (the "Offering") to institutional investors. The Offering was made under Rule 144A of the Securities Act of 1933, as amended. The net proceeds from the offering were used primarily to redeem the Company's $75 million outstanding principal amount of First Mortgage Notes due 2001, to pay dividends to stockholders and to pay down outstanding indebtedness under the Company's revolving credit facilities. On January 28, 1998, the Company made an offer to exchange (the Exchange Offer) the aforementioned First Mortgage Notes for New First Mortgage Notes which are identical in all material respects except that the New First Mortgage Notes have been registered under the Securities Act of 1933, as amended. The Exchange Offer expires on March 18, 1998.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

Results of Operations
Three Months Ended January 31, 1998 As Compared To Three Months Ended January 31, 1997

     Sales. Sales for the Company for the three month period ended January 31, 1998 were approximately $42.4 million as compared to sales of approximately $34.9 million for the three month period ended January 31, 1997, an increase of approximately $7.5 million or 21.5%. Shipping levels increased 17.4% to 109,119 tons from 92,909 tons and the average price per ton shipped increased to $389 from $376. The increase in tons shipped and the increase in average selling price is due to both strong market demand and to an improved product mix compared to the same quarter in the prior year. The Company is implementing its business strategy to produce and sell higher value added finished products instead of producing and selling billets to third parties.

     Hot Rolled Bar Products. Shipments for the three month period ended January 31, 1998 were 44,657 tons compared to 41,506 tons for the three month period ended January 31, 1997, an increase of 3,151 tons or 7.6%. The increase was primarily a result of strong sales of hot rolled bar products at the Joliet Facility. The average price per ton of hot rolled bar products for the three month period ended January 31, 1998 increased to $463 from $428, reflecting an increase in sales prices at both the Sand Springs Facility and the Joliet Facility.

     Rebar. Rebar shipments for the three month period ended January 31, 1998 were 46,931 tons compared to 32,920 tons for the three month period ended January 31, 1997, an increase of 14,011 or 42.6%. This increase was primarily a result of favorable weather conditions and general market strength in the construction industry in the south and southwest. The average price per ton of rebar for the three month period ended January 31, 1998 decreased slightly to $297 from $299.

     Fabricated Products. Shipments of fabricated products for the three month period ended January 31, 1998 were 12,772 tons compared to 10,563 tons for the three month period ended January 31, 1997, an increase of 2,209 tons or 20.9%. The increase in shipments was due to both strong markets combined with production improvements in the Sand Springs fence post shop and additional shipments due to the purchase of Waddell on October 28, 1997. The average price per ton for the three month period ended January 31, 1998 increased to $466 from $458. The increase in average price per ton was primarily due to improved product mix and pricing at the Kansas City Facility and the acquisition of Waddell.

     Billets. Shipments of billets to third parties for the three month period ended January 31, 1998 were 4,759 tons compared to 7,920 tons for the three month period ended January 31, 1997, a decrease of 3,161 tons or 39.9%. This decrease was due to the Company's implementation of its business strategy to utilize billets internally to produce higher value added finished products instead of selling the billets to third parties.

     Cost of Sales. The cost of sales for the three month period ended January 31, 1998 were approximately $34.0 million as compared to approximately $29.4 million for the three month period ended January 31, 1997. On an average per ton basis, cost of sales decreased to $312 per ton for the three month period ended January 31, 1998 from $316 per ton for the three month period ended January 31, 1997. The decrease in cost per ton is a result of lower conversion costs per ton, specifically utility costs, and production improvements at the Sand Springs rolling mill relative to the same period in the prior year.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

     Gross Profit. Gross profit for the Company for the three month period ended January 31, 1998 was approximately $8.4 million as compared to gross profit of approximately $5.5 million for the three month period ended January 31, 1997, an increase of approximately $2.8 million or 51.2%. Gross profit for the Company as a percentage of sales for the three months ended January 31, 1998 was 19.7% as compared to 15.9% for the three months ended January 31, 1997. The increase is primarily the result of higher average selling prices, a more favorable product mix, and lower production costs.

     Selling, General and Administrative Expense. Selling, general and administrative expense for the Company for the three month period ended January 31, 1998 was $3.5 million, an increase of $0.5 million from the three month period ended January 31, 1997. The increase is a result of the acquisition of Waddell, slightly higher insurance expense, and additional expenses related to employee team training.

     Depreciation and Amortization. Depreciation and amortization for the three month period ended January 31, 1998 increased to $1.9 million from $1.7 million for the three month period ended January 31, 1997. The increase is due to increased intangible assets associated with the acquisition of Waddell and debt issuance costs and depreciation expense increases at the Sand Springs Facility due to capital expenditures.

     Post-retirement Benefit Expense. Post-retirement benefit expense remained approximately the same for the three month period ended January 31, 1998, as compared to the three month period ended January 31, 1997.

     Operating Income. Operating income for the Company for the three month period ended January 31, 1998 was approximately $2.4 million as compared to approximately $0.3 million for the three month period ended January 31, 1997, an increase of approximately $2.1 million. Operating income for the Company as a percentage of sales for the three month period ended January 31, 1998 was 5.7% as compared to .76% for the three month period ended January 31, 1997. This increase was primarily due to the increased gross profit offset by slightly higher operating expenses, as discussed above.

     Interest Expense. Interest expense for the Company remained approximately the same for the three month period ended January 31, 1998 , as compared to the three month period ended January 31, 1997.

Nine Months Ended January 31, 1998 As Compared To Nine Months Ended January 31, 1997

     Sales. Sales for the Company for the nine month period ended January 31, 1998 were approximately $136.6 million as compared to sales of approximately $124.8 million for the nine month period ended January 31, 1997, an increase of approximately $11.8 million or 9.4%. Shipping levels increased 3.5% to 363,775 tons from 351,304 tons and the average price per ton shipped increased to $375 from $355. The increase in tons shipped and the increase in average selling price is a result of strong market demand, improved product mix and increased production at the Sand Springs Facility and the Joliet Facility. The Company is implementing its business

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

strategy to produce and sell higher value added finished products instead selling billets to third parties.

     Hot Rolled Bar Products. Shipments for the nine month period ended January 31, 1998 were 138,485 tons compared to 122,242 tons for the nine month period ended January 31, 1997, an increase of 16,243 tons or 13.3%. Shipments from the Sand Springs Facility for the nine month period ended January 31, 1998 increased 23.9% over the same period in the previous year due to continued improvements in the Sand Springs mill operations and favorable market conditions. Shipments of hot rolled bar products from the Joliet Facility also increased reflecting strong market conditions. The average price per ton of hot rolled bar products for the nine month period ended January 31, 1998 increased to $454 per ton compared to $436 per ton for the nine month period ended January 31, 1997, reflecting improved selling prices at both the Sand Springs Facility and the Joliet Facility.

     Rebar. Rebar shipments for the nine month period ended January 31, 1998 were 159,053 tons compared to 135,284 tons for the nine month period ended January 31, 1997, an increase of 23,769 tons or 17.6%. This increase was primarily a result of general market strength in the construction industry and favorable weather conditions. The average price per ton of rebar for the nine month period ended January 31, 1998 increased to $296 from $293. The increase in average price per ton is attributable to improved market conditions.

     Fabricated Products. Shipments of fabricated products for the nine month period ended January 31, 1998 were 40,683 tons compared to 38,738 tons for the nine month period ended January 31, 1997, an increase of 1,945 tons or 5.0%. The average price per ton for fabricated products for the nine months ended January 31, 1998 increased to $459 from $458. The slight increase in shipments and average selling prices is attributable to the purchase of Waddell and improved market conditions in the Kansas City area.

     Billets. Shipments of billets to third parties for the nine month period ended January 31, 1998 were 25,554 tons compared to 55,040 tons for the nine month period ended January 31, 1997, a decrease of 29,486 or 53.6%. This decrease was due to the Company's implementation of its business strategy to utilize more billets internally to produce higher value added finished products instead of selling the billets to third parties. The average price per ton for billets for the nine month period ended January 31, 1998 increased to $228 from $217 as a result of product mix.

     Cost of Sales. The cost of sales for the nine month period ended January 31, 1998 were approximately $109.4 million as compared to approximately $103.7 million for the nine month period ended January 31, 1997. On an average per ton basis, cost of sales increased to $301 per ton for the nine months ended January 31, 1998 from $295 per ton for the nine months ended January 31, 1997. In the nine month period ended January 31, 1998, billet shipments decreased and rebar and hot rolled bar product increased resulting in the increase in average cost per ton.

     Gross Profit. Gross profit for the Company for the nine month period ended January 31, 1998 was approximately $27.2 million as compared to approximately $21.1 million for the nine month period ended January 31, 1997, an increase of approximately $6.0 million or 28.6%. Gross profit for the Company as a percentage of sales for the nine month period ended January 31, 1998 was 19.9% as compared to 16.9% for the nine month period ended January 31, 1997. The increase is a result of higher average selling prices due primarily to a more favorable product mix.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

      Selling, General and Administrative Expense. Selling, general and administrative expense for the Company for the nine month period ended January 31, 1998 was approximately $10.1 million as compared to approximately $9.4 million for the nine months ended January 31, 1997. The increase is a result of the acquisition of Waddell, slightly higher insurance and selling expenses, and additional expenses related to employee team training.

      Depreciation and Amortization. Depreciation and amortization for the Company for the nine month period ended January 31, 1998 increased to $5.3 million from $5.1 million for the nine month period ended January 31, 1997. The increase is due to increased intangible assets associated with the acquisition of Waddell and debt issuance costs and depreciation expense increases at the Sand Springs Facility due to capital expenditures.

      Post-retirement Benefit Expense. Post-retirement benefit expense remained approximately the same for the nine month period ended January 31, 1998 as compared to the nine month period ended January 31, 1997.

      Operating Income. Operating income for the Company for the nine month period ended January 31, 1998 was approximately $9.7 million as compared to approximately $4.5 million for nine month period ended January 31, 1997, an increase of approximately $5.3 million or 118.7%. Operating income for the Company as a percentage of sales for the nine months ended January 31, 1998 was 7.1% as compared to 3.6% for the nine months ended January 31, 1997. This increase was primarily due to the increased gross profit offset by slightly higher operating expenses, as discussed above.

      Interest Expense. Interest expense remained approximately the same for the nine month period ended January 31, 1998 compared to the nine month period ended January 31, 1997.

 Liquidity and Capital Resources

      As of January 31, 1998, the Company's long-term indebtedness, including current portion, was approximately $119.1 million. The Company had approximately $25 million of borrowing availability at January 31, 1998 under its revolving credit agreements and approximately $4 million available under an equipment financing agreement.

      Cash flow provided by operations before extraordinary item was approximately $2.9 million for the nine month period ended January 31, 1998, as compared with cash flow used in operations of approximately $3.5 million for the nine month period ended January 31, 1997. The increase in cash provided by operations was primarily due to improved operating results. Cash used in investing activities in the nine months ended January 31, 1998 was approximately $6.7 million, consisting of required replacement of plant equipment, payments on the cooling bed and shear-line project at the Sand Springs Facility (Shear Line Project) and the purchase of Waddell. For the nine month period ended January 31, 1998, cash provided by financing activities consisted of proceeds from the First Mortgage Note offering. Cash used in financing activities included payment of offering costs, payments on the revolving credit facility, payment of the 2001 Notes, and payment of dividends.

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

 Capital Expenditures

      Capital expenditures for the nine month period ended January 31, 1998 were approximately $4.3 million, consisting of normal capital projects required or deemed economically feasible, throughout the Company and approximately $1.3 million related to the Shear Line Project. The Company's cash flow from operations and borrowings under its revolving credit facilities and equipment financing agreements are expected to be sufficient to meet any near-term working capital requirements the Company may have and to fund anticipated
 capital improvements.   The Company expects to incur capital expenditures of
 approximately $8 million in fiscal 1998, which includes the Shear Line Project at the Sand Springs rolling mill.

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

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 A.   Exhibits

 None.

 B.   Reports on Form 8-K

 No reports on Form 8-K were filed during the third quarter ended January 31, 1998.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                                  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SHEFFIELD STEEL CORPORATION


 Date:  March. 12, 1998           /s/ Robert W. Ackerman
        -------------------      ----------------------------------
                                 Robert W. Ackerman, President
                                 and Chief Executive Officer



 Date:  March 12, 1998            /s/ Stephen R. Johnson
        ------------------       ----------------------------------
                                 Stephen R. Johnson, Vice President
                                 and Chief Financial Officer