Form 10-K
period 1998-04-30
SHEFFIELD STEEL CORP
filed 1998-07-29
CIK 910719

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   Form 10-K

(MARK ONE)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED APRIL 30, 1998

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
             FOR THE TRANSITION PERIOD FROM       TO
                                           -------  -------

                       COMMISSION FILE NUMBER:   33-67532

                          SHEFFIELD STEEL CORPORATION
            (Exact name of registrant as specified in its charter)

          DELAWARE                                          74-2191557
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

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
                                                                    ---------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE
                                                                    ---------


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes [X]   No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

   As of July 7, 1998, there were 3,570,125 shares of the Registrants $.01 par value Common Stock outstanding. The aggregate market value of voting stock held by nonaffiliates is unknown as the Registrant's stock is not traded on an established public trading market.

                      DOCUMENTS INCORPORATED BY REFERENCE

1) Portions of the Registrants Proxy Statement dated July 31, 1998 are incorporated by reference into Part III of this Report on Form 10-K.

                          SHEFFIELD STEEL CORPORATION
                                   FORM 10-K

                               TABLE OF CONTENTS
ITEM                                                                     PAGE
----                                                                     ----
                                    PART I
1.    Business                                                            1-10

2.    Properties                                                          10

3.    Legal Proceedings                                                   11

4.    Submission of Matters to a Vote of Security Holders                 11

                                    PART II

5.    Market for the Registrant's Common Equity and Related
       Stockholder Matters                                                11

6.    Selected Financial Data                                             12

7.    Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                          13-20

8.    Financial Statements and Supplementary Data                         21-38

9.    Changes In and Disagreements with Accountants on
       Accounting and Financial Disclosure                                39

                                   PART III

10.    Directors and Executive Officers of the Registrant                 39

11.    Executive Compensation                                             39

12.    Security Ownership of Certain Beneficial Owners and Management     39

13.    Certain Relationships and Related Transactions                     39

                                    PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K     40

                                    PART I
                                    ------

ITEM 1.   BUSINESS
-------   --------

OVERVIEW

  Sheffield Steel Corporation ("the Company") is a leading regional mini-mill producer of hot rolled steel bar products ("hot rolled bar"), concrete reinforcing bar ("rebar"), fabricated products, including fabricated and epoxy-coated rebar and steel fence posts, and various types of semi-finished steel ("billets"). The Company and its predecessors have been in the steelmaking business for over 69 years. The Company believes that it is among the lowest cost producers of billets in the United States as a result of its modern melt and cast operations, high labor productivity levels, low energy costs and competitive steel scrap costs. The Company's low cost billets serve as the feedstock for its downstream bar mill operations and finished products. The Company shipped approximately 490,000 tons of steel in fiscal 1998, resulting in sales of $185.1 million.

  The Company's primary manufacturing facility is located in Sand Springs, Oklahoma (the "Sand Springs Facility"), where it conducts a full range of steelmaking activities, including the melting and casting of billets and the rolling of billets into rebar, steel fence posts and a range of hot rolled bar products. The Company currently has 600,000 tons of steelmaking capacity. The Company installed a new rolling mill (the "Rolling Mill") at the Sand Springs Facility in 1995 which has increased productivity and efficiency in the manufacturing of rebar and has enabled the Company to produce certain higher quality hot rolled bar products that it was previously unable to produce. In the fourth quarter of fiscal 1998, the Company completed a project to eliminate a production bottleneck at the Sand Springs Facility rolling mill ("Shear Line Project") which is expected to significantly improve hot rolled bar production. Although the Shear Line Project will improve production for all products, it is expected to have the most significant impact on hot rolled bar products, specifically rounds and flats. From the Sand Springs Facility, the Company also transfers billets to its two rolling mills in Joliet, Illinois (the "Joliet Facility"), where it produces high-end specialty hot rolled bar products. The Company also operates two rebar fabrication plants, one in Kansas City, Missouri (the "Kansas City Plant") and one in Independence, Missouri
("Waddell") and a short line railroad (the "Railway Company"). The Sand
Springs Facility and the Joliet Facility received ISO 9002 quality certification in November 1995 and June 1996.

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

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

BUSINESS STRATEGY

  The Company has formulated an operating strategy to strengthen its market position and maximize profitability which has four major components: (i) improve finished goods product mix; (ii) continue to focus on and extend strong customer relationships; (iii) further modernize melt shop operations; and (iv) streamline and strengthen organizational structure.

  Improve Finished Goods Product Mix.   With the addition of the Rolling Mill at
the Sand Springs Facility, the Company has substantially increased its hot rolled bar production capacity. Accordingly, shipments of finished products have increased significantly as less profitable third party billet sales have been diverted to the production of hot rolled bars. Billet sales, which accounted for 23.6% of tons shipped in fiscal 1994, accounted for only 7.5% of tons shipped in fiscal 1998. Shifting away from third party billet sales by increasing hot rolled bar production has also increased margins and reduced sales volatility for the Company, since hot rolled bar products are significantly more profitable than third party billet sales and demand is more stable. As part of its strategy to further improve product mix, in the fourth quarter of fiscal 1998, the Company substantially completed the Shear Line Project which, when fully integrated, is expected to (i) increase hot rolled bar production capacity by more than 100,000 tons per year; (ii) enable the Company to more fully utilize its existing 600,000 tons of steelmaking capacity;
(iii) improve the quality of all mill products, especially hot rolled bar; and
(iv) improve product mix by further reducing billet sales to third parties. Progress and improvement in the operation and performance of the shear line is dependent on the successful integration of the new equipment into existing operations.

  Extend Strong Customer Relationships.   The Company benefits from having a
number of long-standing customer relationships in each of its product markets. The Company has built a reputation for providing consistent product quality, reliable, prompt product delivery and service, product availability and flexible scheduling to meet customer needs and a high level of follow up technical assistance and service. The ISO 9002 certification at both the Sand Springs Facility and the Joliet Facility is an indication of the Company's commitment to producing quality products. The Company believes that its business strategy to improve its finished product mix will strengthen its existing customer relationships and will aid it in developing new customer relationships.

  Modernize Melt Shop.   The Company believes that it is among the lowest cost
producers of billets in the United States as a result of its efficient melt and cast operations, high labor productivity levels, low energy costs and competitive steel scrap costs. With the addition of the New Rolling Mill, which can utilize a larger billet, together with improvements in general operating practices, yields have improved, costs have been reduced and annual billet production capacity has increased from 525,000 tons to 600,000 tons per year. Through incremental capital investments, the Company intends to pursue additional modernization measures, such as the installation of a ladle arc furnace in the melt shop, which will further enhance production capability, increase production capacity, reduce manufacturing costs and improve the quality of finished products.

  Streamline and Strengthen Organizational Structure.   The Company has improved
strategic planning, strengthened financial reporting systems and aligned organizational structure and management incentives with the Company's business strategies and objectives. In accordance with the collective bargaining agreement reached in February 1997 that resulted in a 15% workforce reduction, the Company has been able to implement multi-craft training and use greater flexibility in job assignments. Additional initiatives to streamline operations include the elimination of a centralized maintenance structure and close coordination of the melt shop, casting and rolling mill operations which have resulted in significant reductions in both billet and finished goods inventories. The Company has also put in place a new management team to manage the Sand Springs Facility manufacturing operations. These initiatives have made the Company more flexible and responsive to customer needs and positioned it to implement its business strategy of improving finished product mix.

PRODUCTS, CUSTOMERS AND MARKETS

  Hot Rolled Bar.   According to the American Iron and Steel Institute
("AISI"), the size of the hot rolled bar product market in the United States was approximately 7 million tons in 1996. The demand for consistent quality is very significant in this market, where quality is measured by the adherence to specifications related to chemical composition, surface quality, product integrity and size tolerances. The Company sells a variety of specialty hot rolled bar products, including flats, squares, rounds and channels for end use applications that include farm equipment, auto parts, conveyor assemblies, pole line hardware, wrenches and construction machinery. The majority of hot rolled bar products produced at the Joliet Facility is sold directly to original equipment manufacturers and cold drawn bar finishers, while the remainder is sold to steel service centers. Hot rolled bar products produced at the Sand Springs Facility are sold to both end product manufacturers and steel service centers. For fiscal 1998, sales of hot rolled bar products accounted for approximately 46% of the Company's total revenues.

  In the hot rolled bar market, the Company differentiates itself from its competitors through the Joliet Facility's focus on specialty products and by targeting customers with special requirements as to bar shape, size and chemical composition and, in many cases, small volume needs. The Company believes that its targeted customer focus often allows it to act as the sole supplier of particular shapes, sizes or steel chemistries to certain customers, while in other cases it competes with a limited number of producers of specialty hot rolled bar products. The Company believes that these niche markets are unattractive to larger volume producers. The Company's Sand Springs Facility provides it with a competitive geographical advantage in the south-central United States hot rolled bar market and enables the Company's customers to benefit from lower freight costs, shorter lead times and more timely deliveries. As a result of these competitive advantages and its strong reputation for quality and service, the Company has developed a number of close relationships
with the region's hot rolled bar product customers.   The Company also believes
that there are significant opportunities to sell standard hot rolled bar products to customers for whom the Joliet Facility currently satisfies specialty hot rolled bar product requirements.

  The Company also strives to provide its hot rolled bar product customers with superior service. To permit a high level of service consistent with efficient production scheduling, the Company carries a large customer-designated finished goods inventory of hot rolled bar products at both the Joliet and Sand Springs facilities. Both the Sand Springs Facility and the Joliet Facility have implemented an internally developed bar-coded inventory tracking system which permits quick and precise inventories to be taken at any time. The Joliet Facility has also developed a customer query system which provides agents and major customers with direct computer access to the status of their production orders, the availability of inventory designated for them and the Joliet Facility's production schedule for their products.

  Rebar.   According to the AISI, the size of the rebar market in the United
States was approximately 6.3 million tons in 1996. Rebar is a lower value, higher volume commodity bar product for which price is an important competitive factor. Geographic proximity to customers, which in turn determines both freight costs and delivery times, is also a critical element in the rebar market, where profit margins are tight and independent fabricators typically depend on quick mill response rather than their own inventories to meet ever-changing construction schedules. The Company sells rebar to leading independent fabricators located in the south-central United States who then shear and bend the rebar to meet engineering or architectural specifications for construction projects. The Company produces rebar at the Sand Springs Facility rolling mill, where the bars are rolled in standard diameters from #4 bar (1/2 inch or 13mm) to #18 bar (2 1/4 inches or 57mm) and sheared to standard lengths from 20 feet to 60 feet. To provide rapid response to customer needs, the Company usually maintains a finished goods inventory of 25,000 to 35,000 tons of rebar. Currently, inventories are at a lower level due to the outage for installation of the Shear Line Project during the fourth fiscal quarter. Sales of rebar constituted approximately 34% of total Company revenues in fiscal 1998.

  Rebar demand is driven by trends in commercial and industrial construction and infrastructure investment. During periods of overall reduced steel industry demand, the Company has maintained relatively stable rebar sales volume due to the level of public sector investment in roads, bridges, dams, airports and public facilities in the south-central United States. The Company has worked successfully to build and maintain long-term relationships with its customers by providing them with competitive pricing, assured product availability and reliable, prompt delivery and service. This strategy permits the fabricators to compete successfully in the construction and infrastructure markets, thus reinforcing the Company's relationships with such fabricators.

  Due to the importance of pricing, freight costs and delivery response time, sales of rebar tend to be concentrated within close geographic proximity to a rebar manufacturer's mini-mill. The Company's rebar market is concentrated in the geographic area surrounding the Sand Springs Facility. In the Company's primary market area of Oklahoma, Kansas and portions of Nebraska, Missouri, Arkansas, and northern Texas, the Company enjoys a freight advantage over its competitors and believes it has a market share in excess of 50%. Approximately half of the Company's rebar shipments are made in this primary market area. The remaining rebar shipments are made in the adjacent regions of Nebraska, Missouri, Arkansas, Texas, Louisiana, New Mexico, and Colorado.

  Fabricated Products.   The Company manufactures two fabricated steel products:
fence posts, which are sold to distributors and farm cooperatives, and fabricated rebar, including epoxy-coated rebar. Fabricated products sales constituted approximately 11% of total Company revenues in fiscal 1998. Fence posts are produced in a post fabrication shop located adjacent to the New Rolling Mill in two weights
(1.25 pounds per foot and 1.33 pounds per foot), in orange and green colors and various lengths from 4 feet to 8 feet. The majority of the Company's fence post sales are concentrated in the Oklahoma, Kansas, Missouri, Texas and Arkansas market area.

  Fabricated rebar is shipped from the Kansas City Plant to highway and construction contractors in Missouri, Kansas, Nebraska and in contiguous markets. In recent years, the Company has experienced increased demand from contractors bidding on infrastructure projects for fabricated rebar which is epoxy-coated prior to fabrication to protect against corrosion in the field. This has provided the Kansas City Plant with a competitive advantage and contributed to a growth in shipments. The Company believes that its epoxy coating line, the only one located in the Kansas City, Missouri market, provides a competitive advantage in securing contracts.

  On October 28, 1997, the Company acquired (the "Acquisition") all of the issued and outstanding capital stock of Waddell's Rebar Fabricators, Inc. ("Waddell"), pursuant to a Stock Purchase Agreement among the Company, Waddell and the former stockholders of Waddell. The Acquisition purchase price consisted of approximately (i) $1,100,000 in cash, subject to post-closing adjustment based upon the actual net worth of Waddell on the closing date, and (ii) secured, subordinated promissory notes (the "Notes") in an aggregate principal amount of $2,000,000, which Notes mature in four years and accrue interest at NationsBank's prime rate minus 1/2 of one percent per annum. The Notes are secured by the Company's pledge of the capital stock of Waddell. Waddell is a rebar fabricator located in Independence, Missouri which specializes in smaller volume, higher value added construction contracts. Although the Company will maintain Waddell as a separate subsidiary for the foreseeable future, the Company has integrated the management of Waddell with the management of the Company's rebar fabrication plant in Kansas City, Missouri.

  Billets.   The Company sells billets to other steel mills or forgers for conversion into finished products. Sales volume potential and pricing for billets, particularly in the spot market, is highly variable. The dominant competitive factors are availability and price. Billet sales to third parties are dependent on the Company's own billet requirements and market conditions that vary widely. In the past three fiscal years, billets sales to third parties have ranged between 4.5% and 12% of the Company's total revenues. Billet sales constituted approximately 4.5% of total Company revenues in fiscal 1998.

  The Railway Company.   The Railway Company operates approximately seven miles
of mainline rail line between Sand Springs and Tulsa, Oklahoma, serving primarily the operations of the Sand Springs Facility and, to a lesser extent, third parties. The Railway Company's revenues from third parties are immaterial to the financial results of the Company.

MANUFACTURING PROCESS

  The Company's primary manufacturing facility is the Sand Springs Facility, where it conducts a full range of steelmaking activities, including the melting and casting of billets and the rolling of billets into rebar, steel fence posts and a range of hot rolled bar products. At the Sand Springs Facility, steel scrap is conveyed by rail car from the Company's scrap yard to the facility's melt shop, where the steel scrap is melted with electricity in two 85-ton electric arc furnaces. During the scrap melting process, impurities are removed from the molten steel. The molten steel is then poured into a ladle, where metal alloys are added to obtain desired chemical compositions. The molten steel is then conveyed to a six-strand continuous caster which casts various types of billets. The continuous caster is capable of casting billets up to 6 inches square and 50 feet long. These billets are then reheated, rolled and shaped into various finished steel products at the Sand Springs or Joliet rolling mills or, to a lesser extent sold to third parties. The Sand Springs rolling mill produces rebar, "T" sections (which are further processed into fence posts), and a range of hot rolled bar products. The rolling mills at the Joliet Facility produce an extensive range of hot rolled bar products. A portion of the rebar from the Sand Springs Facility is epoxy coated and/or fabricated at either the Kansas City Facility or Waddell.

SALES AND MARKETING

  Hot rolled bar products produced at the Joliet Facility are sold by the Company's sales personnel and through commissioned sales representatives under exclusive agency agreements with the Company. Rebar and hot rolled bar products produced at the Sand Springs Facility are sold through the Company's own sales force and limited sales agencies which also service the Joliet Facility. The Company markets fence post directly to farm cooperatives and to fence post distributors. While some billets are sold through semi-finished steel brokers on the "spot" market, most are sold directly by the Company. As a result of increased production capacity directly related to the completion of the Shear Line Project, the Company expects that internal billet requirements will increase and the availability of billets for sale to third parties will decrease accordingly. As a result of adverse weather conditions which impact construction activities and a normal seasonal downturn in manufacturing levels, the Company typically experiences lower sales volumes in its third fiscal quarter.

RAW MATERIALS

  The Company's primary raw material is steel scrap, which is generated principally from industrial, automotive, demolition, railroad, obsolete, and other sources and is purchased by the Company in the open market through a limited number of steel scrap brokers and dealers or by direct purchase. The cost of steel scrap is subject to market forces, including demand by other steel producers and export volumes. The cost of steel scrap to the Company can vary significantly, and product prices generally cannot be adjusted in the short-term to recover large increases in steel scrap costs. Over longer periods of time, however, product prices and steel scrap prices have tended to move in the same direction.

  The long-term demand for steel scrap and its importance to the domestic steel industry may be expected to increase as mini-mill producers continue to expand steel scrap-based electric arc furnace capacity with additions to or replacements of existing integrated facilities. For the foreseeable future, however, the Company believes that supplies of steel scrap will continue to be available in sufficient quantities. In addition, a number of technologies exist for the processing of iron ore into forms which may be substituted for steel scrap in electric arc furnace-based steelmaking. Such forms include direct-reduced iron, iron carbide, hot-briquette iron and pig iron. A sustained increase in the price of steel scrap could result in increased use of these alternative materials. The Company has successfully employed scrap substitutes in its manufacturing process to achieve quality characteristics and expects to increase its usage of such substitutes in the future.

ENERGY

  The Company's manufacturing process in Sand Springs consumes large amounts of electricity. The Company purchases its electrical needs at the Sand Springs Facility from Public Service of Oklahoma ("PSO") under a real time pricing tariff which is available only to PSO's largest customers. Under this tariff, the Company purchases its base load at a contracted amount adjusted for fuel costs and then purchases or sells power on an hour-by-hour basis at rates which approximate PSO's incremental costs plus a small markup. Historically, the Company has been adequately supplied with electricity and does not anticipate any material curtailment in its operations resulting from energy shortages.

  The Company believes that its utility rates from PSO are among the lowest in the domestic mini-mill steel industry. PSO is able to generate electricity at relatively low rates, as its electric load is generated using western coal and local natural gas as compared to the higher costs of electric utilities that generate electric load using oil or nuclear power.

  The Company also uses natural gas to reheat billets, but is not considered a large natural gas user. Since deregulation of the natural gas industry, natural gas requirements generally have been provided through negotiated contract purchases of well-head gas with supplemental transportation through local pipeline distribution networks. Although increases in the price of natural gas might have an adverse impact on the Company's cost structure, any such price increase would likely have a similar affect on competitors using natural gas and/or electricity generated by natural gas. The majority of the Company's natural gas needs (both to reheat billets and as a consumer of the electricity generated by natural gas) are at the Sand Springs Facility in Oklahoma, a state with excess natural gas supplies. Historically, the Company has been adequately supplied with natural gas and an adequate supply is expected to be available in the future.

COMPETITION

  The Company competes with a number of domestic mini-mills in each of its market segments. There are common competitive factors in the steel bar business --price, proximity to market, quality and service, for example--although their relative importance varies in the different market segments.

  In the market for hot rolled bar products, the Joliet Facility occupies a niche position at the specialty end of the product range. The Company believes that it is the sole supplier of several particular shapes, sizes or steel chemistries to certain customers. In other cases, the Company competes with a limited number of other producers of specialty hot rolled bar products, including Kentucky Electric Steel Incorporated, Calumet Steel Company, Laclede Steel Company and Northwestern Steel and Wire Company. From Sand Springs and to a much lesser degree from Joliet, the Company competes with mini-mill producers of standard hot rolled bar products, including Chaparral Steel Company, North Star Steel Company and Structural Metals, Incorporated. Competitors vary from customer to customer depending on product specifications and requirements for order sizes and inventory support.

  Since pricing, freight costs and delivery times are the most important competitive factors in the sale of rebar, sales tend to be concentrated within about 350 miles of a mini-mill. In the south-central United States, the Company believes it enjoys a competitive advantage as the closest mill serving an area comprising Oklahoma, Kansas, western Missouri and Arkansas, and parts of northern Texas. The majority of the Company's rebar tonnage was shipped to this area in fiscal 1998. The Company competes in the rebar market with a number of other mini-mills, principally Chaparral Steel Company and Structural Metals, Incorporated.

  The Company is not in competition on a regular basis with foreign or integrated steel producers. These mills have cost and freight disadvantages compared to the Company and other domestic mini-mills which have effectively precluded them from competing in the relatively low priced hot rolled bar product and rebar markets.

  Competitive factors in fence post sales include product quality measured by durability, appearance, workmanship, delivery response time, price, and freight costs. Competitors include Structural Metals, Incorporated and Chicago Heights Steel Company.

  For fabricated rebar, primary competitors are independent fabrication shops which are furnished with rebar from other mini-mills in the Midwest. In recent years, the Company believes that increased demand for epoxy-coated product from contractors bidding on infrastructure projects has provided the Kansas City Plant with a competitive advantage and contributed to growth in shipments. Other competitive factors include delivery performance, engineering support, accurate fabrication and competitive pricing. Waddell's focus is on small rebar projects, generally under 200 tons each.

EMPLOYEES

  As of April 30, 1998, there were approximately 623 employees of the Company. Approximately 69% of the Company's employees are represented by one of three bargaining units affiliated with the United Steelworkers of America (Sand Springs, Joliet and Kansas City facilities). The Sand Springs Facility is party to a collective bargaining agreement covering approximately 265 hourly-paid production and maintenance employees. This agreement, which was negotiated as of March 2, 1997, is for a three year period expiring on March 1, 2000. The agreement included wage increases, certain benefit increases and changes to local work rules. The agreement also allowed the Company to reduce and reorganize its hourly workforce by approximately 70 positions, primarily maintenance related. Of the 70 positions, 42 were eliminated through retirement offers effective June 1, 1997 and the remaining positions have been eliminated through attrition.

  The Joliet Facility is also party to a collective bargaining agreement covering approximately 148 hourly-paid production and maintenance employees, which expires on March 1, 1999, and the Kansas City Plant has a collective bargaining agreement covering approximately 20 employees which expires on October 31, 1999. The Railway Company has approximately 14 employees who are represented by various labor unions. The Company believes that it has maintained good relationships with its labor unions in the past, but there can be no assurance that the terms of any future collective bargaining agreements with any labor unions will contain terms comparable to the terms contained in its existing collective bargaining agreements.

  Since the last national, industry-wide strike of steelworkers in 1959, the Company has experienced only a five-day strike at the Sand Springs Facility in May 1988 and a work stoppage at the Kansas City Plant after the expiration of its collective bargaining agreement in September 1991. The Company has not experienced a protracted work stoppage at either the Sand Springs Facility or the Joliet Facility, and believes that it has good relations with its employees, but there can be no assurance that work stoppages will not occur in the future, in connection with labor negotiations or otherwise.

ENVIRONMENTAL COMPLIANCE

  The Company is subject to a broad range of Federal, state and local environmental requirements, including those governing air emissions and discharges into water, and the handling and disposal of wastes. The Company has spent substantial amounts to comply with these requirements. In addition, in the event of a release of hazardous materials generated by the Company, the Company could potentially be responsible for the remediation of contamination associated with such a release.

  Primarily because the melting process at the Sand Springs Facility generates emission dust that contains lead, cadmium and other heavy metals, the Company is classified, in the same manner as other similar mini-mills in its industry, as a generator of hazardous waste. The Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), regulates the management of emission control sludge/dust from electric arc furnaces ("K061"), a waste stream generated in significant quantities at the Sand Springs Facility. All of the K061 generated at the Sand Springs Facility is shipped to Mexico, where a High Temperature Metals Recovery processor, Zinc Nacional, S.A., recovers the zinc, lead and cadmium and manufactures commercial and high purity zinc products. If a release of K061 were to occur, the Company could be required to remediate such release. Although current law permits the export of K061, there can be no assurance that new United States legislation prohibiting the export of hazardous waste materials or new Mexican legislation prohibiting the import of such materials, including K061, will not be enacted. In that event, the Company would have to find an alternative means of treatment or disposal of the K061 in compliance with RCRA. The Company believes that it could properly dispose of the K061 generated at the Sand Springs Facility by constructing an on-site recovery or chemical stabilization process or by shipping the K061 to a licensed domestic treatment facility. However, there can be no assurance as to the availability of such alternatives or that their construction and/or use would not result in significant cost increases.

  In accordance with the Clean Air Act Amendments of 1990 ("CAAA") and Oklahoma's State Implementation Plan, the Sand Springs Facility submitted a Title V application for an operating permit in January 1997 and received the permit in March, 1998. One compliance audit has occurred since then, with no resulting violations or outstanding issues. Additional or new air emission control regulations or requirements applicable to the Company's operations may be promulgated under the Clean Air Act in the future. The Company cannot at this time accurately estimate the costs, if any, of compliance with such future Clean Air Act regulations or requirements.

  It is possible that EPA may identify violations of RCRA requirements as a result of the Compliance Evaluation Inspection conducted by EPA at the Sand Springs Facility in April 1997, and that EPA may seek penalties and/or corrective action relating to the Solid Waste Management Units identified at the Sand Springs Facility, including the three previously closed K061 landfills. While the Company believes that any such RCRA violations that may be identified by EPA will not result in penalties which will have a material adverse effect on the Company's results of operations or financial condition, the costs of corrective action (if any is required) cannot be predicted at this time and may be material. Apart from the issues associated with the April 1997 RCRA inspection conducted by EPA, the Company believes that it is currently in substantial compliance with applicable environmental requirements and does not anticipate the need to make substantial expenditures for environmental control or remediation measures during the next three years.


ITEM 2.  PROPERTIES AND FACILITIES
-------  -------------------------

  The Company owns the properties comprising the Sand Springs Facility, the Joliet Facility, and Waddell. The Sand Springs Facility is located on approximately 148 acres of land in Sand Springs, Oklahoma. The Joliet Facility is located on approximately 30 acres of land in Joliet, Illinois. Waddell's 33,000 square feet building is located on approximately 2.1 acres of land in Independence, Missouri. The Company leases 9 acres of land adjacent to the Joliet Facility from the Metropolitan Water Reclamation District of Greater Chicago under a long term lease expiring in 2053. The Company also leases the Kansas City Plant, containing approximately 77,100 square feet. In addition, the Company owns 4.5 acres of land in Oklahoma City, Oklahoma that formerly comprised the Oklahoma City Mill.

  The Sand Springs Facility comprises an aggregate of approximately 520,390 square feet of floor space and contains two 85-ton electric arc furnaces, a six strand billet continuous caster, a rolling mill, two warehouses and a fence post shop. The current total annual capacity of the Sand Springs Facility is approximately 600,000 tons of billet, approximately 450,000 tons of rebar and hot rolled bar and approximately 70,000 tons of fence post.

  The Joliet Facility comprises an aggregate of approximately 334,305 square feet of floor space and contains a 12 inch merchant bar mill and a 10 inch merchant bar mill. The total annual capacity of the Joliet Facility is approximately 155,000 tons of hot rolled bar products.

  The Railway Company provides freight service between Sand Springs and Tulsa on seven miles of mainline track and 21 miles of spur line which connect customer facilities with the main line. The Railway Company owns the mainline track and three locomotives and operates a maintenance shop for normal repairs and upkeep. The Railway Company own approximately 10 acres and leases and operates a transload facility and warehouse.

  The Railway Company has granted a security interest in substantially all of its assets to the Bank of Oklahoma as security for the Railway Company's obligations under the Railway Revolving Credit Facility and the Railway Term Loan.

  The Company has granted a first priority lien on substantially all of Sheffield's real property and equipment in favor of the Trustee for the benefit of the holders of the First Mortgage Notes.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

  The Company is not a party to any significant pending legal proceedings other than litigation incidental to its business which the Company believes will not materially affect its financial position or results of operations. Such claims against the Company are ordinarily covered by insurance. There can be no assurance, however, that insurance will be available in the future at reasonable rates.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

   Not applicable.


                                    PART II
                                    -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
-------  ------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

   The Company's Common Stock, par value $.01 per share, is not traded on an established public trading market. As of the date of this filing, there were nine stockholders of record. The Company paid dividends of $10,000,000, or $2.80 per share, to stockholders in fiscal 1998. There were no dividends paid during the year ended April 30, 1997. Certain of the Company's loan agreements contain limitations on the ability of the Company to pay cash dividends on Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA
------    -----------------------

The following selected consolidated financial data for the five years ended April 30, 1998 has been derived from the Company's financial statements audited by KPMG Peat Marwick LLP, independent auditors. The Company's financial statements and the report thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the Company's financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7.

                                                            (Dollars in thousands except per share and per ton data)
                                                                            Fiscal Year Ended April 30,
                                                           -----------------------------------------------------------
                                                                1994        1995        1996        1997        1998
STATEMENT OF EARNINGS DATA:
 Sales.....................................................   $165,920    $175,753    $172,317    $170,865    $185,077
 Cost of sales.............................................    141,215     144,385     143,121     140,234     148,496
                                                              --------    --------    --------    --------    --------
 Gross profit..............................................     24,705      31,368      29,196      30,631      36,581
 Selling, general and administrative expense...............     10,682      12,156      11,737      11,923      13,006
 Depreciation and amortization.............................      4,941       5,930       6,567       6,775       7,112
 Postretirement benefit expense other
     than pensions.........................................      4,248       3,153       2,776       2,353       2,681
 Restructuring charge [a]..................................          -           -           -       1,320           -
                                                              --------    --------    --------    --------    --------
 Operating income (loss)...................................      4,834      10,129       8,116       8,260      13,782
 Interest expense..........................................     (7,147)     (8,049)    (11,733)    (11,769)    (12,300)
 Other income (expense)....................................        (40)        (58)        526           -        (180)
                                                              --------    --------    --------    --------    --------
 Income (loss) before income taxes and
     extraordinary item....................................     (2,353)      2,022      (3,091)     (3,509)      1,302
 Income tax (expense) benefit..............................        949        (197)          -           -         495
                                                              --------    --------    --------    --------    --------
 Income (loss) from continuing operations..................     (1,404)      1,825      (3,091)     (3,509)      1,797
 Extraordinary item - loss on retirement of
     long-term debt, net of income tax benefit
     of $1,346 and $0 in 1994 and 1998, respectively.......     (3,966)          -           -           -      (8,023)
                                                              --------    --------    --------    --------    --------

 Net income (loss).........................................   $ (5,370)   $  1,825    $ (3,091)   $ (3,509)   $ (6,226)
                                                              ========    ========    ========    ========    ========

EARNINGS PER SHARE: [b]
Basic:
 Income (loss) from operations before extraordinary item...   $   (.42)   $.54        $   (.92)   $  (1.04)   $    .53
 Net income (loss).........................................      (1.60)    .54            (.92)      (1.04)      (1.82)
Diluted:
 Income (loss) from operations before extraordinary item...   $   (.42)   $.52        $   (.92)   $  (1.04)   $    .47
 Net income (loss).........................................      (1.60)    .52            (.92)      (1.04)      (1.64)

DIVIDENDS PER COMMON SHARE.................................   $    .15    $.18        $    .52    $      -    $   2.80


BALANCE SHEET DATA (AT END OF PERIOD):
 Total assets..............................................   $115,958    $146,459    $143,182    $136,627    $143,618
 Long-term debt (including current portion)................     72,629      93,170      97,041      96,550     114,384
 Stockholders' equity......................................     10,558      11,395       6,385       2,156     (14,126)

OTHER DATA:
 Capital expenditures......................................   $  1,667    $ 24,220    $  4,978    $  3,695    $  9,023
 Net tons shipped..........................................    519,043     500,151     477,005     473,755     490,128
 Average price per ton shipped.............................   $    314    $    351    $    361    $    361    $    378
 Average production cost per ton shipped...................        271         290         300         296         303
 Number of active employees at end of period...............        708         718         705         670         623
 Ratio of earnings to fixed charges [c]....................          -        1.19           -           -        1.10

-----------------------------------

[a] A restructuring charge of $1.3 million was recognized in fiscal 1997 as a result of early retirement incentives included in a collective bargaining agreement and salaried workforce reductions in Sand Springs.

[b] Earnings per share have been restated for all periods presented to reflect the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". See Note 1 of Notes to Consolidated Financial Statements.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

   The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included in item 8 of this Form 10-K.

GENERAL

The Company's products are grouped into four categories: (i) hot rolled bar products, which the Company produces in the form of flats, squares, rounds and channels, typically to meet specified customer requirements; (ii) rebar, which is principally sold to independent fabricators who shear and bend the rebar to meet engineering or architectural specifications for construction projects;
(iii) fabricated products, consisting of fence post (sold principally to distributors and farm cooperatives) and fabricated rebar, including epoxy-coated rebar (typically sold to highway and construction contractors); and (iv) billets, made by casting molten steel into square strands of various lengths in a continuous casting process, which are either reheated, rolled and sheared by the Company into various finished steel products described above or sold to third parties. The Company's strategy includes improving its product mix by utilizing billets in production instead of selling billets to third parties. The Company's cost components are ferrous scrap, energy, labor, warehousing and handling, and freight costs. The following table gives summary operating data for the Company by its principal product categories for the periods indicated:


                                                           Fiscal Year Ended April 30,
                                        ------------------------------------------------------------------
                                               1994          1995          1996         1997        1998
                                        ------------  ------------  -------------  -----------  ----------
TONS SHIPPED:
Hot Rolled Bars.......................       154,362       157,610        159,688      174,290     185,700
Rebar.................................       193,475       161,198        169,316      185,745     212,159
Fabricated Products...................        48,526        48,325         54,444       53,208      55,511
                                            --------      --------       --------     --------    --------
Total finished products...............       396,363       367,133        383,448      413,243     453,370
Billets...............................       122,680       133,017         93,557       60,512      36,758
                                            --------      --------       --------     --------    --------
Total tons shipped....................       519,043       500,150        477,005      473,755     490,128
                                            ========      ========       ========     ========    ========
PRICE PER TON:
Hot Rolled Bars.......................      $    424      $    462       $    461     $    435    $    456
Rebar.................................           263           290            293          292         297
Fabricated Products...................           407           447            461          460         468
Billets...............................           218           236            225          214         229
Average price per ton shipped.........           320           351            361          361         378
Average production cost per ton.......           272           289            300          296         303

  On March 2, 1997, the Company completed negotiation of a collective bargaining agreement with the United Steelworkers of America which covered approximately 315 hourly-paid production and maintenance employees at the Sand Springs Facility. The new contract is for a term of three years, expiring March 1, 2000. This collective bargaining agreement included wage increases, certain benefit increases and changes to local work rules allowing greater flexibility. The contract also allowed the Company to reduce and reorganize its hourly workforce by approximately 70 hourly positions, primarily maintenance related. Of the 70 positions, 42 employees were eliminated through retirement offers effective
June 1, 1997 and the remaining positions have been eliminated through attrition.

RESULTS OF OPERATIONS

FISCAL 1998 AS COMPARED TO FISCAL 1997

  SALES.   Sales for the Company for fiscal 1998 were approximately $185.1 million as compared to sales of approximately $170.9 million for fiscal 1997, an increase of approximately $14.2 million or 8.3%. The increase was primarily the result of an increase in the tons shipped from 473,755 to 490,128, as well as an increase in the average price per ton shipped from $361 to $378 per ton. The Company experienced increased shipments and sales prices in all product lines with the exception of billets.

  Hot Rolled Bar Products. Shipments in fiscal 1998 were 185,700 tons compared to 174,290 tons in fiscal 1997, an increase of 11,410 tons or 6.6%. Shipments of hot rolled bars produced at the Sand Springs Facility were up approximately 5.3% in fiscal 1998 over the previous year due to continued improvements in operation of the New Rolling Mill and the Company's implementation of its business strategy to improve finished product mix. The Joliet Facility also increased shipments of hot rolled bar due primarily to improved market conditions over the prior fiscal year. The average price per ton for hot rolled bar products increased to $456 per ton in fiscal 1998 from $435 per ton in fiscal 1997. The increase in average price per ton is due to increases in prices at both the Joliet Facility and the Sand Springs Facility.

  Rebar.   Rebar shipments for fiscal 1998 were 212,159 tons as compared to
185,745 tons in fiscal 1997, an increase of 26,414 tons or 14.22%. The increase in tons shipped was primarily due to strong market demand. The average price per ton for rebar increased to $297 for fiscal 1998 from $292 per ton in fiscal 1997.

  Fabricated Products.   Shipments of fabricated products in fiscal 1998 were
55,511 tons, up from 53,208 tons in fiscal 1997. Shipments of fabricated products from the Kansas City Plant decreased slightly. However, due to the acquisition of Waddell, total shipments for the Kansas City area market increased approximately 6.8%. Shipments of fence posts increased slightly from the prior year due to market demand and improved production rates. The average price per ton for fabricated products increased to $468 per ton in fiscal 1998 from $460 per ton in fiscal 1997 due to the addition of Waddell, which specializes in smaller volume, higher value added construction contracts.

  Billets.   Shipments of billets to third parties for fiscal 1998 were 36,758 tons as compared to 60,512 tons in fiscal 1997. The decrease of 23,754 tons or 39.3% was due to the Company's continuing implementation of its business strategy to utilize billets internally for the production of higher value added finished products instead of selling billets to third parties. The average price per ton for billets increased to $229 per ton in fiscal year 1998 from $214 per ton in fiscal 1997. The increase in the average price per ton of billets was due to selling a lower proportion of commodity grade steel.

  COST OF SALES.   The cost of sales for fiscal year 1998 was approximately
$148.5 million as compared to approximately $140.2 million for the fiscal year ended 1997. Cost of sales on an average per-ton basis increased from the prior year to $303 from $296. The increase was due to an increase in scrap raw material costs and an increase in the mix of finished steel product sales. In fiscal 1998, billet shipments decreased 23,754 tons and the decrease of these lower cost products in the mix caused the average cost per ton to increase.

  GROSS PROFIT.   Gross profit for fiscal 1998 was approximately $36.6 million as compared to approximately $30.6 million for fiscal 1997, an increase of approximately $6.0 million or 19.4%. Gross profit as a percentage of net sales for fiscal 1998 was 19.8% as compared to 17.9% for fiscal 1997. The increase in gross profit in fiscal 1998 is primarily due to the increase in sales prices as well as an increase in the sales mix of higher margin products.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSE.   Selling, general and
administrative expense for fiscal 1998 was approximately $13.0 million, reflecting an increase of approximately $1.1 million from 1997 levels. This increase is due to the addition of Waddell, additional environmental consulting expenditures and payments on performance incentive plans.

  DEPRECIATION AND AMORTIZATION.   Depreciation and amortization for 1998 was
approximately $7.1 million as compared to approximately $6.8 million for 1997, an increase of approximately $0.3 million or 5.0%. The increase in depreciation expense was primarily the result of depreciation on capital expenditures made in both fiscal 1997 and 1998. In addition, amortization expense increased as a result of increased intangible assets associated with the acquisition of Waddell and debt issuance costs.

  POST-RETIREMENT BENEFIT EXPENSE.   Post-retirement benefit expense increased
to approximately $2.7 million for fiscal 1998 from approximately $2.4 million in 1997. The increase is primarily due to a decrease in the discount rate as determined by an independent actuary.

  OPERATING INCOME.   Operating income was approximately $13.8 million for
fiscal 1998 as compared to operating income of approximately $8.3 million for fiscal 1997, an increase of approximately $5.5 million or 66.9%. Operating income as a percentage of sales for fiscal 1998 was 7.4% as compared to 4.8% for fiscal 1997. The increase is a result of higher gross profit as described above, offset by higher administrative, depreciation and amortization and post-retirement expenses.

  INTEREST EXPENSE.   Interest expense for fiscal 1998 was approximately $12.3
million as compared to approximately $11.8 million for fiscal 1997. The increase is a result of the level of outstanding debt during the fiscal year.

FISCAL 1997 AS COMPARED TO FISCAL 1996

  SALES.   Sales for the Company for fiscal 1997 were approximately $170.9 million as compared to sales of approximately $172.3 million for fiscal 1996, a decrease of approximately $1.5 million or 0.8%. This decrease was primarily the result of a decrease in the tons shipped from 477,005 to 473,755, as the average price per ton shipped remained unchanged at $361 per ton. The decrease in sales was primarily a result of decreased shipments of billets.

  Hot Rolled Bar Products.   Shipments in fiscal 1997 were 174,290 tons compared
to 159,688 tons in fiscal 1996, an increase of 14,602 tons or 9.1%. Shipments of hot rolled bars produced at the Sand Springs Facility were up approximately 66% in fiscal 1997 over the previous year due to continued improvements in operation of the New Rolling Mill and the Company's implementation of its business strategy to improve finished product mix. This increase was partially offset by decreased sales of hot rolled bar products from the Joliet Facility which were primarily due to weak market conditions. The average price per ton for hot rolled bar products decreased to $435 per ton in fiscal 1997 from $461 per ton in fiscal 1996. The decrease in average price per ton is due to the increased proportion of the Company's hot rolled bar products being produced at the New Rolling Mill at the Sand Springs Facility which have a lower selling price than the more specialized products produced at the Joliet Facility.

  Rebar.   Rebar shipments for fiscal 1997 were 185,745 tons as compared to
169,316 tons in fiscal 1996, an increase of 16,429 tons or 9.7%. The increase in tons shipped was primarily due to increased production. Rebar shipments in the previous year were limited because mill time was allocated to the development of new hot rolled bar business in accordance with the Company's business strategy to improve product mix. The average price per ton for rebar decreased to $292 for fiscal 1997 from $293 per ton in fiscal 1996.

  Fabricated Products.   Shipments of fabricated products in fiscal 1997 were
53,208 tons, down from 54,444 tons in fiscal 1996. Shipments of fabricated products from the Kansas City Plant decreased from the prior year, primarily due to weak market demand in the fourth quarter. Shipments of fence posts were consistent with the prior year. The average price per ton for fabricated products decreased slightly to $460 per ton in fiscal 1997 from $461 per ton in fiscal 1996.

  Billets.   Shipments of billets to third parties in fiscal 1997 were 60,512 tons as compared to 93,557 tons in fiscal 1996. The decrease of 33,045 tons or 35.3% was due to the Company's implementation of its business strategy to utilize billets internally for the production of higher value added finished products instead of selling billets to third parties. The average price per ton for billets decreased to $214 per ton in fiscal year 1997 from $225 per ton in fiscal 1996. The decrease in the average price per ton of billets was partially due to weak market demand and partially due to selling a higher proportion of commodity grade steel.

  COST OF SALES.   The cost of sales for fiscal year 1997 was approximately
$140.2 million as compared to approximately $143.1 million for the fiscal year ended 1996. Cost of sales on an average per-ton basis decreased slightly from the prior year to $296 from $300. The decrease in cost of sales per ton is due to improved production rates and a decrease in scrap raw material costs from the prior year. The decrease was partially offset by slightly higher conversion costs per ton in both the melt shop and the New Rolling Mill due to an electric furnace transformer failure and higher energy costs in comparison to the prior year. Although the electric furnace transformer failure curtailed melt shop operations by approximately 40% for a four month period, the Company purchased billets from third party suppliers and met its finished product requirements. The Company's relationships with its customers were not disrupted and the Company's insurance policy covered its costs of purchasing billets and repairing the transformer.

  GROSS PROFIT.   Gross profit in fiscal 1997 was approximately $30.6 million as compared to approximately $29.2 million in fiscal 1996, an increase of approximately $1.4 million or 4.9%. Gross profit as a percentage of net sales for fiscal 1997 was 17.9% as compared to 16.9% for fiscal 1996. The increase in gross profit in fiscal 1997 is due to the decrease in cost of sales and the increase in sales as discussed above.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSE.   Selling, general and
administrative expense for fiscal 1997 was approximately $11.9 million, reflecting an increase of approximately $0.2 million from 1996 levels. This increase is due to additional selling expenses related to the expanded sales efforts for hot rolled bar products.

  DEPRECIATION AND AMORTIZATION.   Depreciation and amortization for 1997 was
approximately $6.8 million as compared to approximately $6.6 million for 1996, an increase of approximately $0.2 million or 3.2%. The increase in depreciation expense was primarily the result of depreciation on capital expenditures made in both fiscal 1996 and 1997.

  POST-RETIREMENT BENEFIT EXPENSE.   Post-retirement benefit expense decreased
to approximately $2.4 million for fiscal 1997 from approximately $2.8 million in 1996. The decrease is primarily due to a decrease in the health care cost trend rates as determined by an independent actuary.

  RESTRUCTURING EXPENSE.   A restructuring charge of $1.3 million, $1.0 million
of which was non-cash, was recognized in fiscal 1997 as a result of early retirement incentives included in a collective bargaining agreement and salaried workforce reductions in Sand Springs.

  OPERATING INCOME.   Operating income was approximately $8.3 million for fiscal
1997 as compared to operating income of approximately $8.1 million for fiscal 1996, an increase of approximately $0.1 million or 1.8%. Operating income as a percentage of sales for fiscal 1997 was 4.8% as compared to 4.7% for fiscal 1996. The slight increase is a result of higher gross profit as described above, offset by higher administrative expenses and the restructuring charge as explained above.

  INTEREST EXPENSE.   Interest expense for fiscal 1997 was approximately $11.8
million as compared to approximately $11.7 million for fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

  As of April 30, 1998, the Company's long term indebtedness was $114.4 million. The Company had approximately $29.6 million of borrowing availability at April 30, 1998 under its revolving credit agreements and approximately
$4 million available under an equipment financing agreement. The Company was in compliance with its debt covenants under its long-term debt instruments as of April 30, 1998.

  Borrowings under the revolving credit agreements bear interest at a floating rate. To the extent that such interest rate increases, and to the extent that amounts outstanding under the revolving credit agreements increase, there will be corresponding increases in the Company's interest obligations. In addition to borrowings under the revolving credit agreements, the Company has historically used cash flow from operations and equipment financing agreements to fund its investing activities, including capital expenditures.

  On November 26, 1997, the Company offered an aggregate of $110,000,000 of First Mortgage Notes in a private offering ("Offering") to institutional investors. The Offering was made under Rule 144A of the Securities Act of 1933, as amended. The net proceeds from the Offering were used primarily to redeem the Company's $75 million outstanding principal amount of First Mortgage Notes due 2001 ("2001 Notes"), to pay dividends to stockholders and to reduce outstanding indebtedness under the Company's revolving credit facilities. On January 28, 1998, the Company exchanged the aforementioned First Mortgage Notes for New First Mortgage Notes which are identical in all material respects except that the New First Mortgage Notes ("First Mortgage Notes") have been registered under the Securities Act of 1933, as amended.

  Cash flow from operating activities was $14.0 million in fiscal 1998, compared with cash flow from operating activities of $4.7 million in fiscal 1997. The increase in cash provided by operations is due to improved operations, decreases in inventories, and increases in accounts payable. Earnings before interest, taxes, depreciation, amortization, restructuring expense, extraordinary item and the non-cash portion of the post-retirement expense ("EBITDA") was approximately $22.8 million at April 30, 1998 as compared to $17.6 million in the prior year. Management of the Company believes that EBITDA is a valuable measure of operating cash flow and is an indicator of the Company's ability to meet interest payments and fund capital expenditures. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles and EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements. The Company excludes restructuring expense, extraordinary items and gain or loss on retirements from EBITDA due to the non-recurring nature of these items.

  Cash used in investing activities in fiscal 1998 was $11.4 million, consisting principally of the purchase of Waddell and capital improvements. In fiscal 1998, cash provided by financing activities consisted of proceeds from the First Mortgage Notes offering and the debt related to the purchase of Waddell. Cash used in financing activities included payment of offering costs, payments on the revolving credit facilities, payment of the 2001 Notes and payment of dividends.

  Cash flow from operating activities was $4.7 million in fiscal 1997, compared with cash flow from operating activities of $3.1 million in fiscal 1996. Cash used in investing activities in fiscal 1997 was $3.7 million, consisting principally of replacement and environmental expenditures and other capital improvements. In fiscal 1997, approximately $1.1 million of cash flow from operating activities was used in financing activities, principally to repay long-term debt and make payments to retired executives of the Company in respect of stock appreciation rights.

  The Company's cash flow from operating activities and borrowings under the revolving credit facilities are expected to be sufficient to fund capital improvements and meet any near-term working capital requirements. On a longer term basis, the Company has significant future debt service obligations. The Company's ability to satisfy these obligations and to secure adequate capital resources in the future will be dependent on its ability to generate adequate operating cash flow. The Company expects that its cash flow from operations and borrowing availability under its revolving credit facilities will be sufficient to fund the repayment of the First Mortgage Notes and other investing activities. This will be dependent on its overall operating performance and be subject to general business, financial and other factors affecting the Company and the domestic steel industry, as well as prevailing economic conditions, certain of which are beyond the control of the Company. The leveraged position of the Company and the restrictive covenants contained in the Indenture and the revolving credit facilities could significantly limit the Company's ability to withstand competitive pressures or adverse economic conditions.

CAPITAL EXPENDITURES

  Capital expenditures for fiscal 1998 were approximately $9 million, including approximately $5.3 million for the Shear Line Project at the Sand Springs Facility. The Company estimates annual maintenance capital expenditures to be approximately $3 million.

COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS

  The Company is subject to a broad range of federal, state and local environmental regulations and requirements, including those governing air emissions and discharges into water, and the handling and disposal of solid and/or hazardous wastes. As part of its normal course of business, the Company incurs expenses, primarily for the disposal of bag house dust, to comply with these regulations and requirements. Expenses were approximately $1.7 million, $2.1 million and $2.0 million in fiscal 1996, 1997, and 1998. Capital expenditures incurred by the Company to comply with these requirements were approximately $0.7 million and $0.3 million in fiscal 1997 and 1998. In addition, in the event of a release of a hazardous substance generated by the Company, the Company could be responsible for the remediation of contamination associated with such a release. The Company believes that it is currently in substantial compliance with all known material and applicable environmental regulations.

INFLATION

  The Company has not experienced any material adverse effects on operations in recent years because of inflation, though margins can be affected by inflationary conditions. The Company's primary cost components are ferrous scrap, energy and labor, all of which are susceptible to domestic inflationary pressures. Finished product prices, however, are influenced by general economic conditions and competitive factors within the steel industry. While the Company generally has been successful in passing on cost increases to its customers through price adjustments, the effect of steel imports, severe market price competition and under-utilized industry capacity has in the past, and could in the future, limit the Company's ability to adjust pricing.

YEAR 2000 COMPLIANCE

   The Company has been reviewing potential issues associated with the computer applications that could fail or generate erroneous results by or at the year 2000 ("Year 2000") and expects to conclude its review of all these issues during 1998. A significant number of the Company's critical business applications have already been modified and tested to ensure Year 2000 compliance. The remaining Year 2000 projects are scheduled for completion and testing during 1998 and 1999. The total cost of converting internal systems to achieve Year 2000 compliance is not expected to be material to the Company. The Company has formed a project team that has inventoried the operating and other systems and has acquired written assurance from vendors that they have addressed or will address the Year 2000 issue before Year 2000. The Company is also assessing the business impact of Year 2000 issues related to vendors, major customers, service suppliers, communications providers, and banks.

ACCOUNTING PRONOUNCEMENTS

   In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("Statement") No. 130 "Reporting Comprehensive Income". Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Statement No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company plans to adopt Statement No. 130 in the quarter ended July 31, 1998.

   Also in June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". Statement No. 131, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company plans to adopt Statement No. 131 for the year ended April 30, 1999.

   The adoption of Statements No. 130 and No. 131 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

ITEM 8.   FINANCIAL STATEMENTS
-------   --------------------

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Sheffield Steel Corporation:


We have audited the accompanying consolidated balance sheets of Sheffield Steel Corporation and subsidiaries as of April 30, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended April 30, 1998. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the index at Item 14(a)2. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sheffield Steel Corporation and subsidiaries at April 30, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                              KPMG Peat Marwick LLP

Tulsa, Oklahoma
June 27, 1998

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                       APRIL 30,
                                                                ----------------------
ASSETS                                                          1997              1998
------                                                          ----              ----
Current assets:
 Cash and cash equivalents                                    $     15            2,590
 Accounts receivable, less allowance for doubtful
     accounts of $658 at April 30, 1997 and 1998                20,856           20,994
 Inventories                                                    37,112           33,548
 Prepaid expenses and other                                      1,452              861
 Deferred income tax asset                                       2,689            2,942
                                                              --------          -------
       Total current assets                                     62,124           60,935

Property, plant and equipment, net                              65,885           68,730
Property held for sale                                             439              439
Intangible asset, less accumulated amortization of
    $1,673 and $834 in 1997 and 1998, respectively               3,314            8,672
Other assets                                                       290               94
Receivable from parent                                           2,705            2,705
Deferred income tax asset                                        1,817            2,043
                                                              --------          -------

                                                              $136,574          143,618
                                                              ========          =======
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
 Current portion of long-term debt                            $    936            1,702
 Accounts payable                                               16,475           19,745
 Accrued interest payable                                        4,500            5,151
 Accrued liabilities                                             5,601            6,290
 Due to affiliated company                                          49               85
                                                              --------          -------
       Total current liabilities                                27,561           32,973

Long-term debt, excluding current portion, less
    unamortized discount of $1,696 at April 30, 1997            95,614          112,682

Accrued post-retirement benefit costs                            9,095           10,988
Other liabilities                                                2,148            1,101
                                                              --------          -------
       Total liabilities                                       134,418          157,744
                                                              --------          -------

Stockholders' equity (deficit):
 Common stock, $.01 par value, authorized 10,000,000
      shares, issued and outstanding 3,570,125 shares               34               36
 Additional paid-in capital                                      2,536            2,536
 Retained earnings (deficit)                                       528          (15,698)
                                                              --------          -------
       Total stockholders' equity (deficit)                      3,098          (13,126)
    Less loans to stockholders                                     942            1,000
                                                              --------          -------
                                                                 2,156          (14,126)

Commitments and contingencies
                                                              --------          -------

                                                              $136,574          143,618
                                                              ========          =======

See accompanying notes to consolidated financial statements.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                              YEAR ENDED APRIL 30,
                                                               -------------------------------------------------
                                                                  1996            1997            1998
                                                                  ----            ----            ----
Sales                                                              $172,317           170,865           185,077
Cost of sales                                                       143,121           140,234           148,496
                                                                   --------           -------           -------

              Gross profit                                           29,196            30,631            36,581

Selling, general and administrative expense                          11,737            11,923            13,006
Depreciation and amortization expense                                 6,567             6,775             7,112
Postretirement benefit expense other than pensions                    2,776             2,353             2,681
Restructuring expense                                                     -             1,320                 -
                                                                   --------           -------           -------

              Operating income                                        8,116             8,260            13,782
                                                                   --------           -------           -------

Other (expense) income:
   Interest expense, net                                            (11,733)          (11,769)          (12,300)
   Other                                                                526                 -              (180)
                                                                   --------           -------           -------
                                                                    (11,207)          (11,769)          (12,480)
                                                                   --------           -------           -------
              Income (loss) from operations before
                 income taxes and extraordinary item                 (3,091)           (3,509)            1,302

Income tax benefit                                                        -                 -               495
                                                                   --------           -------           -------

              Income (loss) from operations before
                 extraordinary item                                  (3,091)           (3,509)            1,797

Extraordinary item - loss on retirement of debt                           -                 -            (8,023)
                                                                   --------           -------           -------

              Net loss                                             $ (3,091)           (3,509)           (6,226)
                                                                   ========           =======           =======

Basic earnings (loss) per share:
  Income (loss) from operations before extraordinary item          $   (.92)            (1.04)              .53
  Extraordinary item - loss on retirement of debt                         -                 -             (2.35)
                                                                   --------           -------           -------
         Net loss                                                  $   (.92)            (1.04)            (1.82)
                                                                   ========           =======           =======

Diluted earnings (loss) per share:
  Income (loss) from operations before extraordinary item          $   (.92)            (1.04)              .47
  Extraordinary item - loss on retirement of debt                         -                 -             (2.11)
                                                                   --------           -------           -------
         Net loss                                                  $   (.92)            (1.04)            (1.64)
                                                                   ========           =======           =======

See accompanying notes to consolidated financial statements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (In thousands, except share data)

                                                             YEAR ENDED APRIL 30,
                                             ----------------------------------------------
                                                   1996              1997              1998
                                                   ----              ----              ----
Common stock:
  Balance at beginning of year                  $    34                34                34
  Common stock warrants
    exercised (245,250 shares)                        -                 -                 2
                                                -------            ------           -------
  Balance at end of year                             34                34                36
                                                -------            ------           -------

Additional paid-in capital:
  Balance at beginning of year                    3,685             3,591             2,536
  Agreement to repurchase common stock                -            (1,055)                -
  Repurchase of common stock warrants               (94)                -                 -
                                                -------            ------           -------
  Balance at end of year                          3,591             2,536             2,536
                                                -------            ------           -------

Retained earnings (deficit):
  Balance at beginning of year                    8,877             4,037               528
  Net loss                                       (3,091)           (3,509)           (6,226)
  Dividends                                      (1,749)                -           (10,000)
                                                -------            ------           -------
  Balance at end of year                          4,037               528           (15,698)
                                                -------            ------           -------

Total stockholders' equity (deficit)            $ 7,662             3,098           (13,126)
                                                =======            ======           =======

See accompanying notes to consolidated financial statements.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                YEAR ENDED APRIL 30,
                                                                     -----------------------------------------
                                                                       1996             1997            1998
                                                                       ----             ----            ----
Cash flows from operating activities:
    Net loss                                                         $(3,091)          (3,509)          (6,226)
 Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization                                     6,711            6,919            7,409
     Loss (gain) on sale or retirement of assets                        (526)               -              160
     Accrual of postretirement benefits other than
         pensions, net of cash paid                                    1,747            1,272            1,893
     Non-cash portion of extraordinary item                                -                -            2,995
     Deferred income taxes                                                 -                -             (495)
     Changes in assets and liabilities, net of effects
        of acquisition of business:
      Accounts receivable                                              1,564              751              726
      Inventories                                                       (303)           3,209            3,779
      Prepaid expenses and other                                        (301)            (538)             677
      Other assets                                                       177              (54)             (16)
      Accounts payable                                                (2,624)          (4,020)           2,899
      Accrued interest payable                                             -                -              651
      Accrued liabilities                                               (172)            (680)             373
      Due to affiliated company                                            -                2               36
      Income taxes payable                                              (123)               -                -
      Other liabilities                                                    8            1,377             (875)
                                                                     -------           ------          -------
             Total adjustments                                         6,158            8,238           20,212
                                                                     -------           ------          -------

                  Net cash provided by operating activities            3,067            4,729           13,986
                                                                     -------           ------          -------

Cash flows from investing activities:
 Capital expenditures                                                 (4,978)          (3,695)          (9,023)
 Acquisition of business, net of cash acquired                             -                -           (2,414)
 Proceeds from sale of fixed assets                                      538               18                -
                                                                     -------           ------          -------

                 Net cash used in investing activities                (4,440)          (3,677)         (11,437)

                                                                     (Continued)

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                                (In thousands)

                                                                                YEAR ENDED APRIL 30,
                                                                     -----------------------------------------
                                                                       1996             1997            1998
                                                                       ----             ----            ----
Cash flows from financing activities:
 Net increase (decrease) under revolving lines of credit              $ 2,081         (1,995)        (19,684)
 Proceeds from issuance of long-term debt                               2,195          2,075         112,213
 Repayment of long-term debt                                             (549)          (715)        (76,502)
 Payment of debt issuance costs                                           (75)             -          (6,001)
 Payments in respect of stock appreciation rights                        (416)          (448)              -
 Dividends paid                                                        (1,749)             -         (10,000)
 Repurchase of common stock warrants                                      (94)             -               -
                                                                      -------         ------         -------

        Net cash provided by (used in) financing activities             1,393         (1,083)             26
                                                                      -------         ------         -------

Net (decrease ) increase in cash and cash equivalents                      20            (31)          2,575

Cash and cash equivalents at beginning of year                             26             46              15
                                                                      -------         ------         -------

Cash and cash equivalents at end of year                              $    46             15           2,590
                                                                      =======         ======         =======


Supplemental Disclosure of Cash Flow Information
--------------------------------------------------------------
Cash paid during the year for:
 Interest                                                             $11,611         11,625          11,352
                                                                      =======         ======         =======
 Income taxes                                                         $   174              -               -
                                                                      =======         ======         =======

Noncash items:
 Change in unfunded accumulated benefit obligation
      included in other assets and other liabilities                  $   558             53             172
                                                                      =======         ======         =======
 Decrease in paid-in capital for stock repurchase agreement           $   -            1,055               -
                                                                      =======         ======         =======
 Increase in other liabilities for stock repurchase agreement         $   -              662               -
                                                                      =======         ======         =======
 Decrease in loans to stockholders related to stock
     repurchase agreement                                             $   -              393               -
                                                                      =======         ======         =======

See accompanying notes to consolidated financial statements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         APRIL 30, 1996, 1997 AND 1998
                       (In thousands, except share data)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF BUSINESS

The consolidated financial statements of Sheffield Steel Corporation (the Company) include the accounts of its divisions, Sheffield Steel-Sand Springs (Sand Springs), Sheffield Steel-Kansas City (Kansas City), and Sheffield Steel-Joliet (Joliet) and its wholly owned subsidiaries, Sheffield Steel Corporation-Oklahoma City (Oklahoma City), Waddell's Rebar Fabricators, Inc. (Waddell) since October 28, 1997, and Sand Springs Railway Company (the Railway). HMK Enterprises, Inc. (HMK) owns approximately 90% of the currently issued and outstanding common stock of the Company. All material intercompany transactions and balances have been eliminated in consolidation.

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

The Company sells to customers located throughout the continental United States. The Company had one customer that accounted for approximately 12% of sales for the year ended April 30, 1998 and no customers that accounted for greater than 10% of sales for the years ended April 30, 1996 and 1997. The Company grants credit to customers under normal industry standards and terms. Policies and procedures have been established which allow for proper evaluation of each customer's creditworthiness as well as general economic conditions. Consequently, an adverse change in those factors could effect the Company's estimate of its bad debts.

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

ENVIRONMENTAL COMPLIANCE COSTS

The Company accrues the cost of environmental remediation liabilities when the criteria of Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, have been met. Environmental remediation costs have not had a material impact on the Company's financial position, results of operations, or liquidity.

REVENUE RECOGNITION

Revenues from sales are recognized when products are shipped to customers, except the Railway which recognizes revenues when services are performed.

EARNINGS PER SHARE

Effective January 31, 1998, the Company adopted the guidelines established by Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share". All references in the financial statements to earnings per share amounts have been restated to conform with the requirements of SFAS No. 128. All options and warrants were excluded from computations for the years ended April 30, 1996 and 1997 since their effect on loss per share was anti-dilutive.

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

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

(2)  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of cash and cash equivalents, trade accounts receivable and trade accounts payable approximates the fair value because of the short maturity of those instruments. The carrying amounts of notes payable to banks and an equipment financing company (see Note 5) approximates the fair value due to these debt instruments having variable interest rates similar to those that are currently available to the Company. The fair value of the first mortgage notes (see Note 5) at April 30, 1998, based on the currently offered market price, is approximately $114.4 million versus a carrying value of approximately $110.0 million.

(3)  INVENTORIES

The components of inventories are as follows:

                                                                             APRIL 30,
                                                                      ---------------------
                                                                        1997         1998
                                                                      -------      --------
Raw materials and storeroom supplies                                  $10,924        10,673
Work in process                                                        10,978        11,721
Finished goods                                                         15,210        11,154
                                                                      -------        ------

                                                                      $37,112        33,548
                                                                      =======        ======

(4)  PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows:

                                                                             APRIL 30,
                                                                      ---------------------
                                                                        1997         1998
                                                                      -------      --------
Land and buildings                                                   $ 16,483        17,264
Machinery and equipment                                                92,607        94,872
Roadbed and improvements                                                5,197         5,303
Construction in process                                                 2,727         7,562
                                                                     --------       -------
                                                                      117,014       125,001
Less accumulated depreciation and amortization                         51,129        56,271
                                                                     --------       -------

                                                                     $ 65,885        68,730
                                                                     ========       =======

Depreciation and amortization of property, plant and equipment charged to operations in 1996, 1997 and 1998 was $6,021, $6,271 and $6,605, respectively.
Approximately $25 of interest costs were capitalized as part of property, plant and equipment in 1996. No interest costs were capitalized in 1997 or 1998.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The range of estimated useful lives for determining depreciation and amortization of the major classes of assets are:

Buildings                  5-25 years
Machinery and equipment    3-25 years
Roadbed and improvements   3-40 years


(5)  LONG-TERM DEBT
Long-term debt is comprised of the following:

                                                                             APRIL 30,
                                                                    -----------------------
                                                                       1997            1998
                                                                    -------         -------
First mortgage notes [a]                                            $     -         110,000
2001 Notes, net of unamortized discount,
    effective rate 12.5% [a]                                         73,304               -
Revolving credit agreement [b]                                       18,417               -
Railway term loan [c]                                                 2,000           1,500
Railway revolving credit agreement [c]                                1,267               -
Equipment notes [d]                                                   1,562           1,050
Notes payable [e]                                                         -           1,834
                                                                    -------         -------
                                                                     96,550         114,384
Less current portion                                                    936           1,702
                                                                    -------         -------

                                                                    $95,614         112,682
                                                                    =======         =======

[a] At April 30, 1997 the Company had $75 million of 12% first mortgage notes due 2001 (2001 Notes) with warrants to purchase 10% of the Company's common stock. The notes were sold in units consisting of $1,000 principal amount and five warrants. Each warrant entitled the holder to purchase one share of the Company's common stock through November 1, 2001, at an exercise price of $.01 per share, subject to adjustment.

     Effective November 26, 1997, the Company offered $110,000,000 of 11.5% First Mortgage Notes due 2005. The proceeds from the offering were used primarily to redeem the Company's 2001 Notes, to pay dividends to stockholders and to reduce outstanding indebtedness under the Company's revolving credit facilities. On January 28, 1998, the Company exchanged the aforementioned First Mortgage Notes for New First Mortgage Notes which are identical in all material respects except that the New First Mortgage Notes have been registered under the Securities Act of 1933, as amended.

     Interest on the New First Mortgage Notes is payable semi-annually on June 1 and December 1 of each year at the rate of 11.5% per annum. The New First Mortgage Notes are secured by a first priority lien on substantially all existing and future real property and equipment. The Company is subject to certain covenants including certain limitations on additional indebtedness and restricted payments, such as dividends and purchases of stock.

[b] The revolving credit agreement with a bank provides for maximum borrowings of $40 million based on a percentage of eligible accounts receivable and inventory. Borrowings are secured by a first priority lien on inventory, accounts receivable and related intangibles. Interest is computed at prime plus a variable margin (based on the achievement of certain interest coverage ratios) from 0% to 1% and is payable monthly. At April 30, 1998, the interest rate was 8.5%. An annual commitment fee of.25% is charged on the unused portion of the revolving credit agreement. The agreement continues through November 1, 2000 and thereafter on a year-to-year basis until terminated by the Company or the lender.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

[c] The Railway credit agreement with a bank is comprised of two notes; a $2 million term loan with $0.5 million principal payments each year with the final payment on July 31, 2000, and a $1.5 million line of credit maturing July 31, 1999. Obligations under the notes are secured by all of the assets and capital stock of the Railway. Interest is computed at prime plus a variable margin (based on the achievement of certain interest coverage ratios) from 0% to 1% and is payable quarterly. At April 30, 1998, the interest rate was 9.0%.

[d] Equipment notes are notes payable to equipment financing companies and vendors related primarily to the financing of equipment purchases. The notes are payable in monthly principal installments of $57 plus interest payable at variable rates. The notes mature on various dates through 2002 and are secured by equipment.

[e] Notes payable consists of $1,750 million payable in quarterly installments over four years to the former shareholders of Waddell (see Note 16). The notes are secured by the capital stock of Waddell and bear interest at NationsBank prime rate minus one-half of one percent. At April 30, 1998, the interest rate was 8%. In addition, the Company assumed a note payable to a bank in conjunction with the acquisition of Waddell.

The aggregate maturities of long-term debt for the years ended April 30, are as follows:

     1999                  $  1,702
     2000                     1,294
     2001                     1,080
     2002                       308
     2003                   110,000
                           --------
       Total maturities    $114,384
                           ========

Interest costs incurred in 1996, 1997 and 1998 were $11,758, $11,769 and $12,164, respectively. Various agreements contain restrictive covenants including limitations on additional borrowings, dividends and other distributions and the retirement of stock. Additionally, certain agreements
require maintenance of specified performance ratios.   In the event of default
of the restrictive covenants or failure to maintain the specified performance measures, the commitments related to the credit agreements can be withdrawn by the lender.

6)  INCOME TAXES

The Company had no income tax expense or benefit for the years ended April 30, 1996 and 1997. Income tax benefit for the year ended April 30, 1998 consists of deferred tax benefit for federal and state purposes of $421 and $74, respectively. Income taxes attributable to operations differed from the amounts computed by applying the U.S. federal income tax rate of 34% as a result of the following:

                                                                         Year Ended April 30,
                                                                    --------------------------------------
                                                                       1996            1997           1998
                                                                    -------          ------           ----
Computed "expected" tax benefit (expense)                           $ 1,050           1,193           (443)
State income taxes, net of federal benefit                              124             140            (52)
Change in valuation allowance for deferred tax assets
    allocated to income tax benefit (expense)                        (1,231)         (1,032)           872
Other, net                                                               57            (301)           118
                                                                    -------          ------           ----

                                                                    $     -               -            495
                                                                    =======          ======           ====

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                                        APRIL 30,
                                                                                -----------------------
                                                                                    1997           1998
                                                                                --------        -------
Deductible temporary differences, excluding
  postretirement benefit costs:
   Inventories                                                                  $  1,338            957
   Allowance for doubtful accounts                                                   250            250
   Accrued liabilities not deductible until paid                                   1,689          1,769
   Restructuring charge                                                              560            520
   Net operating loss carryforwards                                               10,848         13,847
   Alternative minimum tax credit carryforwards                                      962            962
   Investment tax credit carryforwards                                             3,224          3,298
                                                                                --------        -------
                                                                                  18,871         21,603
   Less valuation allowance                                                        6,809          8,986
                                                                                --------        -------
                                                                                  12,062         12,617
Taxable temporary difference - plant and equipment                               (11,012)       (11,807)
                                                                                --------
         Net deferred tax asset, excluding postretirement
             benefit costs                                                         1,050            810

Postretirement benefit costs                                                       3,456          4,175
                                                                                --------        -------

         Net deferred tax asset                                                 $  4,506          4,985
                                                                                ========        =======

At April 30, 1998 the Company had available net operating loss (NOL) carryforwards for regular federal tax purposes of approximately $36,700 which will expire as follows: $1,400, $400, $3,700, $4,200, $5,600, $7,400, $6,300,
and $7,700 in the years ended 2000, 2002, 2007, 2008, 2009, 2011, 2012, and
2013, respectively. The Company has investment tax credit carryforwards for federal and state tax purposes of $520 and $2,778, respectively, which the Company has fully reserved as it is likely that those tax credits will not be utilized prior to their expiration. The credits expire in various periods through 2007. Company also has available $962 of alternative minimum tax (AMT) credit carryforwards which may be used indefinitely to reduce future federal regular income tax obligations.

A valuation allowance is required when it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon future profitability. Fiscal 1990 capped a three-year period in which the Company generated approximately $19 million and $11.5 million in book and tax earnings, respectively. During fiscal 1991 through fiscal 1994, the Company incurred approximately $12.4 million in taxable losses as a result of steel bar prices, significant losses from operations at Oklahoma City, and a $5.3 million loss on the early retirement of debt. A recovery of steel bar prices which began in fiscal 1994 and continued into 1995 resulted in the Company generating $3.6 million in taxable income. In 1995, the Company started up a new rolling mill which passed the required performance tests and was accepted during fiscal 1997. During 1998, the Company improved mill productivity and operating performance achieving profitability before the extraordinary charge related to issuance of the First Mortgage Notes. The Company continues to introduce new mill products and make progress toward achieving the anticipated potential of the mill. However, there can be no assurance that the mill will reach the forecasted production goals or that the Company will achieve future profitability. Accordingly, a valuation allowance has been established at April 30, 1998, to reduce the deferred tax assets to a level which, more likely than not, will be realized.

Future annual postretirement benefit costs are expected to exceed deductible amounts for many years and it is anticipated that all of the deferred tax assets related thereto will be utilized as such amounts become deductible.
Accordingly, management did not establish a valuation allowance for the deferred tax asset related to future annual postretirement benefit costs. In order to fully realize the remaining net deferred tax asset, the Company will need to generate future taxable income of approximately $6,900. Based upon

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

historical taxable income trends and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the net deferred assets, net of the existing valuation allowance, at April 30, 1998.

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

                                                                                      Year Ended April 30,
                                                                      -----------------------------------------------
                                                                         1996                  1997              1998
                                                                      -------                ------            ------
Service cost                                                          $   653                   747               735
Interest cost                                                           1,306                 1,462             1,591
Net amortization and deferral                                           2,575                   420             3,867
Actual return on plan assets                                           (3,420)               (1,483)           (5,178)
                                                                                                               ------

                                                                      $ 1,114                 1,146             1,015
                                                                      =======                ======            ======

The following table sets forth the funded status of the Company's plans, as determined by an independent actuary:

                                                                  April 30, 1997                      April 30, 1998
                                                      -----------------------------------   ---------------------------------
                                                         Accumulated          Assets         Accumulated          Assets
                                                          Benefits            Exceed           Benefits           Exceed
                                                           Exceed          Accumulated          Exceed         Accumulated
                                                           Assets            Benefits           Assets           Benefits
                                                      -----------------  ----------------  ----------------  ----------------
Actuarial present value of vested benefit
    obligation                                             $2,527             15,658             3,013            18,691
                                                           ======             ======             =====            ======

Accumulated benefit obligation                             $2,556             15,998             3,060            19,559
                                                           ======             ======             =====            ======

Projected benefit obligation                                2,737             18,451             3,283            21,937
Plan assets at fair value                                   2,313             19,340             2,822            23,705
                                                           ------             ------             -----            ------
Projected benefit obligation in excess of
    plan assets                                               424               (889)              461            (1,768)
Unrecognized net gain                                         151              2,371               240             3,612
Unrecognized prior service cost                              (494)                94              (453)             (144)
Unrecognized net transition liability                         (11)            (2,774)               (9)           (2,083)
Adjustment required to recognize
    minimum liability                                         173                  -                 -                 -
                                                           ------             ------             -----            ------

    Net pension liability (asset)                          $  243             (1,198)              239              (383)
                                                           ======             ======             =====            ======

Plan assets consist primarily of U.S. government obligations and marketable equity securities. The unrecognized net transition obligations are being amortized over periods of 14-15 years.

Major assumptions used in the accounting for the pension plans were as follows:

                                                      1997               1998
                                                      ----               ----
Discount rate                                         7.50%              7.0%
Rate of increase in compensation levels               0%-4%             0%-4%
Expected long-term rate of return on assets            8.0%              8.0%

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Certain divisions of the Company maintain defined contribution plans in which various groups of employees participate. Total Company contributions for these plans amounted to $85, $81, and $89 in 1996, 1997, and 1998, respectively.

(8)  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company provides postretirement health and life insurance benefits to certain retirees and their beneficiaries, generally for the remainder of their lives. The Plan is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles, co-insurance, and Medicare. The Company's policy is to fund accumulated postretirement benefits on a "pay-as-you-go" basis. Net periodic postretirement benefit costs for 1996, 1997 and 1998 include the following components:

                                                 Year Ended April 30,
                                   -------------------------------------------
                                     1996                 1997            1998
                                   ------                -----           -----
Service cost                       $  326                  321             292
Interest cost                       1,690                1,372           1,539
Net amortization                      760                  660             850
                                   ------                -----           -----

                                   $2,776                2,353           2,681
                                   ======                =====           =====

The following table sets forth the APBO and the amount of the net postretirement benefit liability as determined by an independent actuary and recognized in the balance sheet at April 30, 1997 and 1998:

                                                        1997             1998
                                                      --------          ------
Retirees                                              $ 10,173          14,288
Fully eligible active plan participants                  4,522           3,175
Other active plan participants                           4,848           5,520
                                                      --------         -------
      Accumulated post retirement benefit
          obligation                                    19,543          22,983
Unrecognized transition obligation                     (22,956)        (21,521)
Unrecognized net gain                                   12,508           9,526
                                                      --------         -------

      Accrued postretirement benefit cost             $  9,095          10,988
                                                      ========         =======

The annual discount rate used in determining the APBO was 7.5% and 7.0% at April 30, 1997 and 1998, respectively. Also, for measurement purposes, the medical trend rates used for HMO and PPO/indemnity plans were 6.2% and 10.4%, respectively. The medical and HMO trend rates are assumed to decline one-half percent per year to an ultimate level of 5.5%. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the APBO as of April 30, 1998, by $2,933 and the aggregate service and interest cost components of net periodic postretirement benefit costs by $249.

(9)  OPERATING LEASES

The Company is obligated under various noncancelable operating leases for certain land and buildings. These leases generally contain inflationary rent escalations and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases (except those with lease terms of a month or less that were not renewed) was $277, $313 and $315 for the years ended April 30, 1996, 1997 and 1998, respectively.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) for the years ending April 30, are as follows:

          1999            $  328
          2000               337
          2001               353
          2002               353
          2003               275
          Later years        295
                          ------
            Total         $1,941
                          ======

(10)  COMMITMENTS AND CONTINGENCIES

The Company is partially self-insured for certain risks consisting primarily of employee health insurance programs and workers' compensation. Probable losses and claims are accrued as they become estimable. The Company maintains letters of credit totaling approximately $2.2 million in accordance with workers' compensation arrangements.

The Company is involved in claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

(11)  RELATED PARTY TRANSACTIONS

An affiliated company provides management and business services to the Company, including, but not limited to, financial, marketing, executive personnel, corporate development, human resources, and limited legal services. The Company believes that transactions with related parties are at costs that could be obtained from third parties. Management fees charged during the years ended April 30, 1996, 1997 and 1998, were approximately $573, $569 and $720, respectively. In addition, the Company purchases general liability, workers' compensation and other insurance through an affiliated company which provides risk management services, including procuring and maintaining property and casualty insurance coverage; reviewing and recommending alternative financing methods for insurance coverage; identifying and evaluating risk exposures, and preparing and filing proof of loss statements for insured claims. Total fees paid for insurance services during the years ended April 30, 1996, 1997 and 1998, were approximately $115, $115 and $142, respectively.

During fiscal year 1993, certain minority shareholders issued $1,000 of notes receivable to the Company. The notes bear interest at an annual rate of 7.61% and are secured by common stock of the Company. Principal and interest are due on February 1, 2007, unless extended at the Company's option until February 1, 2012. The principal balance outstanding was $700 as of April 30, 1997 and 1998.

On September 30, 1996, the Company signed an agreement to repurchase 50,625 shares of the Company's common stock from two minority shareholders who formerly were officers of the Company. The stock repurchase is pursuant to the Amended and Restated Stockholder's Agreement dated September 15, 1993 and the stock purchase price was calculated in accordance with said agreement. As a result of this transaction, $393 of notes receivable from the former shareholders was satisfied, the Company recorded a note payable in the amount of $662 and decreased paid-in capital by $1,055. The notes payable accrue simple interest at 6.02% and are being repaid in five annual installments which began December 12, 1997. The principal balance outstanding at April 30, 1997 and 1998 was $662 and $530, respectively.

The Company has a receivable of $2,205 from HMK related to certain tax attributes allocated to the Company. Under an agreement with HMK, the receivable will be realized by reducing future income taxes otherwise payable by the Company to HMK. In addition, the Company advanced $500 to HMK to secure a letter of credit for the Joliet insurance program.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(12)  STOCK OPTIONS

On September 15, 1993, the Board of Directors adopted, and the stockholders of the Company approved, the Company's 1993 Employee, Director and Consultant Stock Option Plan (the Stock Option Plan). The Stock Option Plan provides for the grant of incentive options to key employees of the Company and nonqualified stock options to key employees, directors, and consultants of the Company.
A total of 580,000 shares of the Company's common stock, which would represent approximately 15.3% of the Company's common stock on a fully diluted basis, have been reserved for issuance under the Stock Option Plan. The options vest in three years after the date of grant and may be exercised within 10 years or 20 years from the grant date for incentive and non-qualified options, respectively, at a price not less than the fair market value of the stock at the time the options are granted. Fair market value for purposes of determining the exercise price is determined by the performance-based formula prescribed in the Stock Option Plan. At April 30, 1998, there were 124,000 additional shares available for grant under the Plan.

The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been reduced to the pro forma amounts indicated below:

                                                    1997                1998
                                                 -------               -----

Pro forma net loss                               $(3,578)             (6,303)

Pro forma loss per share:
     Basic                                       $ (1.06)              (1.84)
     Diluted                                     $ (1.06)              (1.66)

The per share weighted-average fair value of stock options granted during 1997 and 1998 was $4.83 and $4.66, respectively, on the date of grant using the minimum value method with the following assumptions: expected dividend yield of approximately 1.0%, risk-free interest rate of 6.38%, and an expected life of five years. Pro forma net income reflects only options granted in 1997 and 1998.

The options outstanding and activity during the periods indicated is as follows:

                                                   Weighted Average
                                      Options        Exercise Price
                                     --------      ----------------
At April 30, 1995                     474,609                $ 7.41
   Canceled                           (69,609)                    -
                                      -------
At April 30, 1996                     405,000                  7.41
   Granted                             51,000                 20.52
                                      -------
At April 30, 1997                     456,000                  8.87
   Granted                              5,000                 19.88
   Canceled                            (5,000)                20.52
                                      -------
At April 30, 1998                     456,000                  8.87
                                      =======

Exercise prices for options outstanding as of April 30, 1998 ranged from $7.41 to $20.52. The weighted-average remaining contractual life of those options is
13.6 years. There were 405,000 shares exercisable as of April 30, 1996, 1997 and 1998. There were no shares exercisable at April 30, 1995.

In connection with the adoption of the Stock Option Plan, the Company elected to terminate its Stock Appreciation Rights Plan (SAR). Existing liabilities under the SAR plan were frozen at their current level. All vested rights become exercisable upon the participants' termination. Included in other liabilities at April 30, 1997 and 1998 is $368 which represents the present value of the SAR's based on vesting and retirement dates.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(13)  RESTRUCTURING EXPENSE

During 1997, the Company recognized costs related to workforce reductions. Approximately 42 hourly employees accepted early retirement incentives resulting in costs of approximately $1,070 during the fourth quarter. In addition, 14 salaried employees were involuntarily terminated in the third quarter resulting in severance costs totaling approximately $250.

(14)  EARNINGS (LOSS) PER SHARE

The following information reconciles the number of shares used to compute basic earnings (loss) per share to those used to compute diluted earnings (loss) per share. The numerator amounts for each period presented are as shown on the consolidated condensed statements of operations.

                                                                             Year Ended April 30,
                                                                -------------------------------------------
                                                                   1996             1997             1998
                                                                ---------        ---------        ---------
Weighted average number of shares outstanding                   3,375,000        3,375,000        3,420,459

Effect of dilutive securities:
     Stock Options                                                      -                -          222,675
     Warrants                                                           -                -          159,962
                                                                ---------        ---------        ---------
Weighted average number of shares and
     dilutive potential shares outstanding                      3,375,000        3,375,000        3,803,096
                                                                =========        =========        =========

(15)  EXTRAORDINARY ITEM

The Company incurred a $8,023 extraordinary loss related to the First Mortgage Note offering completed during the third fiscal quarter. The extraordinary charge relates primarily to a redemption premium, unamortized discount and debt issue costs associated with the 2001 Notes.

(16)  ACQUISITION

On October 28, 1997, the Company acquired all of the outstanding capital stock of Waddell's Rebar Fabricators, Inc. The purchase price of the stock was $3,137, subject to certain potential performance related payments. The Company paid approximately $1,100 in cash and incurred $2,000 in debt related to this acquisition. The acquisition was accounted for in accordance with the purchase method. The fair value of tangible assets acquired and liabilities assumed was $2,490 and $812, respectively. In addition, the Company recorded $1,459 as excess of cost over net assets acquired (goodwill).

The following pro forma financial information reflects the results of operations for the Company for the years ended April 30, 1997 and 1998 as though the operations of Waddell had been considered combined as of May 1, 1996:

                                                                         Year Ended April 30,
                                                                      --------------------------
                                                                          1997              1998
                                                                      --------           -------

Sales                                                                 $173,880           186,656
                                                                      ========           =======

Income (loss) from operations before extraordinary item               $ (3,278)            1,954
                                                                      ========           =======

Net loss                                                              $ (3,278)           (6,069)
                                                                      ========           =======

Net loss per share:
   Basic                                                              $   (.97)            (1.77)
                                                                      ========           =======
   Diluted                                                            $   (.97)            (1.60)
                                                                      ========           =======

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
-------  -------------------------------------------------------
         ACCOUNTING  AND  FINANCIAL  DISCLOSURE
         --------------------------------------

   None


                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
--------  --------------------------------

   The information included under the caption entitled "Management" in Sheffield Steel Corporation's Proxy Statement dated July 31, 1998, with respect to directors and executive officers of the Company is incorporated herein by reference in response to this item.

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

ITEM 11.  EXECUTIVE  COMPENSATION
--------  -----------------------

   The information regarding compensation of the Company's executive officers is included under the caption entitled "Executive Compensation" in Sheffield Steel Corporation's Proxy Statement dated July 31, 1998, and is incorporated herein by reference in response to this item.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------  ---------------------------------------------------
          MANAGEMENT
          ----------

   The information regarding beneficial ownership of the Company's Common Stock by certain beneficial owners and by management is included under the caption entitled "Share Ownership" in Sheffield Steel Corporation's Proxy Statement dated July 31, 1998, and is incorporated herein by reference in response to this item.


ITEM 13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
--------  --------------------------------------------------

   The information regarding certain relationships and related transactions with management and others is included under the caption entitled "Certain Transactions" in Sheffield Steel Corporation's Proxy Statement dated July 31, 1998, and is incorporated herein by reference in response to this item.

                                    PART IV
                                    -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------


ITEM 14(a)1.  INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  COVERED BY
------------  ----------------------------------------------------------
          REPORT  OF  INDEPENDENT  AUDITORS
          ---------------------------------

   The Consolidated Financial Statements of Sheffield Steel Corporation are included in Item 8:


       Independent Auditors' Report


       Consolidated Balance Sheets - April 30, 1997 and 1998

       Consolidated Statements of Operations - Years ended April 30, 1996, 1997 and 1998

       Consolidated Statements of Stockholders' Equity - Years Ended April 30, 1996, 1997 and 1998

       Consolidated Statements of Cash Flows - Years Ended April 30, 1996, 1997 and 1998

       Notes to Consolidated Financial Statements - April 30, 1996, 1997 and
       1998


ITEM 14(a)2.  INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENT  SCHEDULES
------------  --------------------------------------------------------

   The following consolidated financial statement schedules of Sheffield Steel Corporation are included in Item 14(d):


  Form 10-K Schedules                 Description                    Page Number
  -------------------                 -----------                    -----------
          II                 Valuation and Qualifying Accounts            46

   Schedules other than those listed above have been omitted because they are not applicable. Columns omitted from schedules filed have been omitted because the information is not applicable.

ITEM 14(a)3.  EXHIBITS
------------  --------

   The exhibits listed on the Exhibit Index below are filed or incorporated by reference as part of this report and such Exhibit Index is hereby incorporated herein by reference.


                                 EXHIBIT INDEX

 Exhibit                                                                                                         Sequentially
   No.                                                 Description                                               numbered page
 -------                                               -----------                                               -------------
   3.1      Certificate of Incorporation of the Registrant, as amended (Incorporated by reference to Exhibit
            3.1 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on
            October 21, 1993).

   3.2      By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the
            Registrant's Registration Statement on Form S-1 filed on October 21, 1993).

   4.1      Indenture for First Mortgage Notes (including form of First Mortgage Note issued thereunder), dated as of December 1, 1997, between Sheffield Steel Corporation and State Street Bank and
            Trust  Company, as Trustee (Incorporated by reference to Exhibit 4.1 to the Registrant's
            Regristration Statement on Form S-1 filed on January 9, 1998).

   4.2      Form of New First Mortgage Note (Incorporated by reference to Exhibit 4.2 to the Registrant's
            Regristration Statement on Form S-1 filed on January 9, 1998).

   4.3      Intercreditor Agreement, dated December 1, 1997, among Sheffield Steel Corporation, NationsBank,
            N.A. and State Street Bank and Trust Company, as Trustee (Incorporated by reference to Exhibit
            4.2 to the Registrant's Registration Statement on Form S-1 filed on January 9, 1998).

   4.4      Receivable and Inventory Financing Agreement, dated as of January 16, 1992, between HMK
            Industries of Oklahoma, Inc., Sheffield Steel Corporation, Sheffield Steel Corporation-Joliet,
            Sheffield Steel Corporation-Oklahoma City and NationsBank of Georgia, N.A. (Incorporated by
            reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 filed on
            August 17, 1993).

   4.5      Guaranty, dated January 16, 1992, from HMK Industries of Oklahoma, Inc. to NationsBank of
            Georgia, N.A. (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration
            Statement on Form S-1 filed on August 17, 1993).

   4.6      Mortgage and Security Agreement, dated January 16, 1992, between Sheffield Steel Corporation and
            NationsBank of Georgia, N.A. (Incorporated by reference to Exhibit 4.4 to the Registrant's
            Registration Statement on Form S-1 filed on August 17, 1993).

   4.7      Mortgage and Security Agreement, dated January 16, 1992, between Sheffield Steel
            Corporation-Joliet and NationsBank of Georgia, N.A. (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-1 filed on August 17, 1993).

   4.8      Stock Pledge Agreement, dated January 16, 1992, between HMK Industries of Oklahoma, Inc. and
            NationsBank of Georgia, N.A. (Incorporated by reference to Exhibit 4.6 to the Registrant's
            Registration Statement on Form S-1 filed on August 17, 1993).

   4.9      First Amendment to Receivable and Inventory Financing Agreement, dated August 13, 1993 between
            HMK Industries of Oklahoma, Inc., Sheffield Steel Corporation, Sheffield Steel
            Corporation-Joliet, Sheffield Steel Corporation-Oklahoma City and NationsBank of Georgia, N.A.
            (Incorporated by reference to Exhibit 4.24 to the Registrant's Registration Statement on Form
            S-1 filed on October 6, 1993).

   4.10     Warrant Agreement, dated November 1, 1993, between Sheffield Steel Corporation and Shawmut Bank
            Connecticut, N.A., as Warrant Agent (Incorporated by reference to Exhibit 4.8 to the
            Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1993).

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

   4.16     Fifth Amendment to Receivable and Inventory Financing Agreement, dated April 19, 1996 between
            Sheffield Steel Corporation and NationsBank of Georgia, N.A.  (Incorporated by reference to
            Exhibit 4.16 of the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30,
            1996).

   4.17     Sixth Amendment to Receivable and Inventory Financing Agreement, dated December 1, 1997 between
            Sheffield Steel Corporation and NationsBank, N.A. (Incorporated by reference to Exhibit 4.1 to the Registrant's Regristration Statement on Form S-1 filed on January 9, 1998).

   10.1     Income Tax Expense Allocation Policy and Tax Sharing Agreement, effective May 1, 1991 between
            HMK Enterprises, Inc. and Sheffield Steel Corporation, Sheffield Steel Corporation-Joliet,
            Sheffield Steel Corporation-Oklahoma City and Sand Springs Railway Company (Incorporated by
            reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 filed on
            August 17, 1993).

   10.2     Form of Master Loan and Security Agreement between Sheffield Steel Corporation and the CIT
            Group/Equipment Financing, Inc. dated July 14, 1994 (Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended April 30,  1994).

   10.3     Restated Credit Agreement, dated April 23, 1991, between Sand Springs Railway Company and Bank of Oklahoma (Incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement
            on Form S-1 filed on August 17, 1993).

   10.4     Amendment to Restated Credit Agreement, dated May 31, 1992, between Sand Springs Railway Company and Bank of Oklahoma (Incorporated by reference to Exhibit 4.8 to the Registrant's Registration
            Statement on Form S-1 filed on August 17, 1993).

   10.5     Amendment to Assignment of Transportation Agreement, dated April 23, 1991 between Sand Springs
            Railway Company and Bank of Oklahoma (Incorporated by reference to Exhibit 4.10 to the
            Registrant's Registration Statement on Form S-1 filed on August 17, 1993).



   10.6     Amendment to Assignment of User Contracts, dated April 23, 1991 between Sand Springs Railway
            Company and Bank of Oklahoma (Incorporated by reference to Exhibit 4.11 to the Registrant's
            Registration Statement on Form S-1 filed on August 17, 1993).

   10.7     Amendment to Pledge and Security Agreement, dated April 23, 1991 between Sand Springs Railway
            Company and Bank of Oklahoma (Incorporated by reference to Exhibit 4.12 to the Registrant's
            Registration Statement on Form S-1 filed on August 17, 1993).

   10.8     Amendment to Security Agreements, dated April 23, 1991 between Sand Springs Railway Company and
            Bank of Oklahoma (Incorporated by reference to Exhibit 4.13 to the Registrant's Registration
            Statement on Form S-1 filed on August 17, 1993).

   10.9     Amendment to Real Estate Mortgage and Security Agreement, dated April 23, 1991 between Sand
            Springs Railway Company and Bank of Oklahoma (Incorporated by reference to Exhibit 4.14 to the
            Registrant's Registration Statement on Form S-1 filed on August 17, 1993).

   10.10    Amendment to Real Estate Mortgage and Security Agreement, dated April 23, 1991 between Sand
            Springs Railway Company and Bank of Oklahoma (Incorporated by reference to Exhibit 4.15 to the
            Registrant's Registration Statement on Form S-1 filed on August 17, 1993).

   10.11    Assignment of Transportation Agreement, dated December 10, 1987 between Sand Springs Railway
            Company and Bank of Oklahoma (Incorporated by reference to Exhibit 4.16 to the Registrant's
            Registration Statement on Form S-1 filed on August 17, 1993).

   10.12    Assignment of User Contracts, dated December 10, 1987 between Sand Springs Railway Company and
            Bank of Oklahoma (Incorporated by reference to Exhibit 4.17 to the Registrant's Registration
            Statement on Form S-1 filed on August 17, 1993).

   10.13    Security Agreement, dated December 10, 1987 between Sand Springs Railway Company and Bank of
            Oklahoma (Incorporated by reference to Exhibit 4.18 to the Registrant's Registration Statement
            on Form S-1 filed on August 17, 1993).

   10.14    Security Agreement, dated December 10, 1987 between Sand Springs Railway Company and Bank of
            Oklahoma (Incorporated by reference to Exhibit 4.19 to the Registrant's Registration Statement
            on Form S-1 filed on August 17, 1993).

   10.15    Real Estate Mortgage and Security Agreement, dated December 10, 1987 between Sand Springs
            Railway Company and Bank of Oklahoma (Incorporated by reference to Exhibit 4.20 to the
            Registrant's Registration Statement on Form S-1 filed on August 17, 1993).

   10.16    Real Estate Mortgage and Security Agreement, dated December 10, 1987 between Sand Springs
            Railway Company and Bank of Oklahoma (Incorporated by reference to Exhibit 4.21 to the
            Registrant's Registration Statement on Form S-1 filed on August 17, 1993).

   10.17    Pledge and Security Agreement, dated December 10, 1987 between Sand Springs Railway Company and
            Bank of Oklahoma (Incorporated by reference to Exhibit 4.22 to the Registrant's Registration
            Statement on Form S-1 filed on August 17, 1993).

   10.18    Guaranty Agreement, dated December 10, 1987 between HMK Industries of Oklahoma, Inc. and Sand
            Springs Railway Company (Incorporated by reference to Exhibit 4.23 to the Registrant's
            Registration Statement on Form S-1 filed on August 17, 1993).

   10.19    Second Amendment to Restated Credit Agreement, dated September 24, 1993 between Sand Springs
            Railway Company and Bank of Oklahoma (Incorporated by reference to Exhibit 4.25 to the
            Registrant's Registration Statement on Form S-1 filed on August 17, 1993).


   10.20    Subordination Agreement dated November 10, 1995, between Sheffield Steel Corporation and the CIT
            Group/Equipment Financing, Inc.  (Incorporated by reference to Exhibit 10.25 to the Registrant's
            Annual Report on Form 10-K for the fiscal year ended April 30, 1996).

   10.21    First Amendment to Master Loan and Security Agreement between Sheffield Steel Corporation and the CIT Group/Equipment Financing, Inc. dated April 25th, 1995. (Incorporated by reference to
            Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30,
            1996).

   10.22    Second Amendment to Master Loan and Security Agreement between Sheffield Steel Corporation and the CIT Group/Equipment Financing, Inc. dated July 2, 1996. (Incorporated by reference to
            Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30,
            1996).

  *10.23    Sheffield Steel Corporation 1993 Employee, Director and Consultant Stock Option Plan.
            (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form
            S-1 filed on October 21, 1993).

   10.24    Second Amendment to Real Estate Mortgage and Security Agreement, dated July 31, 1996 between
            Sand Springs Railway Company and Bank of Oklahoma, N.A. (Incorporated by reference to Exhibit
            10.29 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1996).

   10.25    Third Amendment to Real Estate Mortgage and Security Agreement, dated July 31, 1996 between Sand
            Springs Railway Company and Bank of Oklahoma, N.A. (Incorporated by reference to Exhibit 10.30 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1996).

   10.26    Fourth Amendment to Restated Credit Agreement, date July 31, 1996 between Sand Springs Railway
            Company and Bank of Oklahoma, N.A.  (Incorporated by reference to Exhibit 10.31 to the
            Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1996).

   10.27    Real Time Pricing Program Agreement dated June 1, 1996 between Sheffield Steel Corporation and
            Public Service Company of Oklahoma.  (Incorporated by reference to Exhibit 10.34 to the
            Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1996).

   10.28    Agreement between the United Steelworkers of America and the Sand Springs Division of Sheffield
            Steel Corporation dated March 2, 1997. (Incorporated by reference to Exhibit 10.35 to the
            Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1997).

   10.29    Fifth Amendment to Restated Credit Agreement, dated July 31, 1997 between Sand Springs Railway
            Company and Bank of Oklahoma, N.A. (Incorporated by reference to Exhibit 10.36 to the
            Registrant's Annual Report on Form 10-Q for the quarter ended July 31, 1997).

   10.30    Management Services Agreement, dated December 5, 1997 between HMK Enterprises, Inc. and
            Sheffield Steel Corporation. (Incorporated by reference to Exhibit 10.32 to the Registrant's
            Registration Statement on Form S-1 filed on January 9, 1998).

   10.31    Insurance Services Agreement, dated December 1, 1997 between Risk Management Solutions, Inc. and
            Sheffield Steel Corporation. (Incorporated by reference to Exhibit 10.33 to the Registrant's
            Registration Statement on Form S-1 filed on January 9, 1998).

   10.32    Security Agreement between Sheffield Steel Corporation and Heller Financial, Inc. dated October 3, 1997.
            (Incorporated by reference to Exhibit 37 to the Registrant's Quarterly Report on Form 10Q for the Quarter
            ended October 31, 1997.)


   10.33    Stock Purchase Agreement between Sheffield Steel Corporation, Waddell's Rebar Fabricators, Inc.
            and the Stockholders of  Waddell's Rebar Fabricators, Inc. dated October 27, 1997.
            (Incorporated by reference to Exhibit 38 to the Registrant's Quarterly Report on Form 10Q for
            the Quarter ended October 31, 1997.)

** 10.34    Master Loan and Security Agreement between Sheffield Steel Corporation and Sanwa Business Credit                  49
            Corporation dated June 30, 1998.

** 12       Statement re Computation of Ratio of Earnings to Fixed Charges.                                                   57

** 13       Statement re Computation of EBITDA.                                                                               58

   21       Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 to the Registrant's
            Registration Statement on Form S-1 filed on  August 17, 1993).

** 27       Financial Data Schedule.

** 99       Proxy Statement, dated July 31, 1998, in connection with the 1998 Annual Meeting of Stockholders


*    Executive Compensation Plans and Arrangements
**   Filed herewith.


ITEM 14(b).  REPORTS ON FORM 8-K
----------   -------------------

   No reports on Form 8-K were filed during the fourth quarter ended April 30, 1998.

ITEM 14(c).  EXHIBITS
----------   --------

   The response to this portion of item 14 is submitted as a separate section of this report.

ITEM 14(d).  CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
----------   -----------------------------------------

                                                                     Schedule II


                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                   Years ended April 30, 1998, 1997 and 1996

                                (In thousands)

                                          Balance         Charged to                         Balance
                                         April 30,         Costs and      Deductions -      April 30,
                                            1997           Expenses        Write-offs         1998
                                         --------         ----------      ------------      ---------
Accounts receivable - allowance for
    doubtful accounts                      $658                -                -              $658
                                           ====             ====             ====              ====

                                          Balance         Charged to                         Balance
                                         April 30,         Costs and      Deductions -      April 30,
                                            1996           Expenses        Write-offs         1997
                                         --------         ----------      ------------      ---------
Accounts receivable - allowance for
    doubtful accounts                      $658                -                -              $658
                                           ====             ====             ====              ====

                                          Balance         Charged to                         Balance
                                         April 30,         Costs and      Deductions -      April 30,
                                            1995           Expenses        Write-offs         1996
                                         --------         ----------      ------------      ---------
Accounts receivable - allowance for
    doubtful accounts                      $461              197                -              $658
                                           ====             ====             ====              ====

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               SHEFFIELD STEEL CORPORATION



July 25, 1998                  /s/ Robert W. Ackerman
--------------------------     -----------------------------
Date                           Robert W. Ackerman, President
                               and Chief Executive Officer


July 25, 1998                  /s/ Stephen R. Johnson
--------------------------     -----------------------------
Date                           Stephen R. Johnson, Vice President
                               and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.


July 25, 1998                  /s/ Robert W. Ackerman
--------------------------     -------------------------------
Date                           Robert W. Ackerman, Director


July 25, 1998                  /s/ Steven E. Karol
--------------------------     -------------------------------
Date                           Steven E. Karol, Director


July 25, 1998                  /s/ Dale S. Okonow
--------------------------     -------------------------------
Date                           Dale S. Okonow, Director


July 25, 1998                  /s/ Jane M. Karol
--------------------------     -------------------------------
Date                           Jane M. Karol, Director


July 25, 1998                  /s/ Howard H. Stevenson
--------------------------     -------------------------------
Date                           Howard H. Stevenson, Director


July 25, 1998                  /s/ John D. Lefler
--------------------------     -------------------------------
Date                           John D. Lefler, Director

================================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549





                                   Exhibits
                                      to
                                 Annual Report
                                      on
                                   Form 10-K
                           for the Fiscal Year Ended
                                April 30, 1998



                          SHEFFIELD STEEL CORPORATION







================================================================================