Form 10-Q
period 1998-07-31
SHEFFIELD STEEL CORP
filed 1998-09-14
CIK 910719

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

                                   Form 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998


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

Yes __X__  No _____



     At the date of this filing, there were 3,461,175 shares of the Registrant's $.01 par value Common Stock outstanding. The aggregate market value of voting stock held by nonaffiliates is unknown as the Registrant's stock is not traded on an established public trading market.

                          SHEFFIELD STEEL CORPORATION
                                   FORM 10-Q

                                     INDEX

                                                                      Page
                                                                      ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Condensed Balance Sheets as of
         July 31, 1998 and April 30,  1998                             3

         Consolidated Condensed Statements of Operations
         for the three months ended July 31, 1998
         and July 31, 1997                                             4

         Consolidated Condensed Statements of Cash Flows
         for the three months ended July 31, 1998 and
         July 31, 1997                                                 5

         Notes to Consolidated Condensed Financial Statements          6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 7-10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                             11

Item 6.  Exhibits and Reports on Form 8-K                              11

Signature                                                              12

Exhibit Index                                                          13


                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                               Unaudited
                                                              April 30,         July 31,
                                                                 1998             1998
                                                              ---------        ----------

ASSETS
------
Current assets:
 Cash and equivalents                                          $  2,590         $    201
 Accounts receivable, less allowance for doubtful accounts
     of $733 and $658 at July 31, 1998 and April 30, 1998,
     respectively                                                20,994           20,008
 Inventories                                                     33,548           35,246
 Other current assets                                             3,803            3,736
                                                               --------         --------

       Total current assets                                      60,935           59,191

Property, plant and equipment, net                               68,730           68,264
Intangible assets, net                                            8,672            8,503
Other assets                                                      3,238            3,237
Deferred income tax asset, net                                    2,043            2,061
                                                               --------         --------

       Total assets                                            $143,618         $141,256
                                                               ========         ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
 Current portion of long-term debt                             $  1,702         $  2,563
 Accounts payable                                                19,745           13,662
 Accrued interest payable                                         5,151            2,108
 Accrued liabilities                                              6,375            6,435
                                                               --------         --------

       Total current liabilities                                 32,973           24,768

Long-term debt, excluding current portion                       112,682          119,128
Other liabilities                                                12,089           12,562
                                                               --------         --------

            Total liabilities                                   157,744          156,458
                                                               --------         --------

Stockholders' equity (deficit):
 Common stock                                                        36               34
 Additional paid-in capital                                       2,536            1,939
 Accumulated deficit                                            (15,698)         (16,161)
                                                               --------         --------

       Total stockholders' deficit                              (13,126)         (14,188)

    Less loans to stockholders                                    1,000            1,014
                                                               --------         --------

                                                                (14,126)         (15,202)
                                                               --------         --------

           Total liabilities and stockholders' deficit         $143,618         $141,256
                                                               ========         ========

See accompanying notes to consolidated condensed financial statements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                           Three Months Ended
                                                                 July 31,
                                                      -------------------------------
                                                             1997              1998
                                                       ---------------  -----------------
Sales                                                      $47,717           $43,077
Cost of sales                                               38,309            33,848
                                                           -------           -------

      Gross profit                                           9,408             9,229

Selling, general and administrative expense                  3,297             3,602
Depreciation and amortization expense                        1,711             1,864
Postretirement benefit expense                                 688               730
                                                           -------           -------

        Operating income                                     3,712             3,033

Other expense:
  Interest expense, net                                      2,957             3,481
  Other                                                          -                15
                                                           -------           -------
                                                             2,957             3,496

        Income from operations before income taxes             755              (463)

Income tax expense                                               -                 -
                                                           -------           -------

        Net income (loss)                                  $   755           $  (463)
                                                           =======           =======

See accompanying notes to consolidated condensed financial statements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)



                                                                 Three Months Ended
                                                                      July 31,
                                                            ------------------------------
                                                                  1997            1998
                                                            ---------------  -------------
Cash flows from operating activities:
 Net income (loss)                                              $   755          $  (463)
 Depreciation and amortization                                    1,760            1,945
 Accrual of postretirement benefits other than pensions,
     net of cash paid                                               438              480
 Changes in assets and liabilities                                 (118)          (9,749)
                                                                -------          -------

     Net cash provided by (used in) operations                    2,835           (7,787)
                                                                -------          -------

Cash flows from investing activities -
 Capital expenditures                                              (963)          (1,254)
                                                                -------          -------

Cash flows from financing activities:
 Net (decrease) increase in long-term debt                       (1,869)           7,307
 Other financing activities                                           -             (655)
                                                                -------          -------

     Net cash (used in) provided by financing activities         (1,869)           6,652
                                                                -------          -------

Net increase (decrease) in cash                                       3           (2,389)

Cash at beginning of period                                          15            2,590
                                                                -------          -------

Cash at end of period                                           $    18          $   201
                                                                =======          =======

Supplemental disclosure of cash flow information
------------------------------------------------

Cash paid during the period for interest                        $ 5,207          $ 6,443
                                                                =======          =======


See accompanying notes to consolidated condensed financial statements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            JULY 31, 1998 AND 1997
                                (IN THOUSANDS)
                                  (UNAUDITED)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements contained in the Company's Form 10-K, for the year ended April 30, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ending April 30, 1999.

(2)  INVENTORIES


The components of inventories are as follows:



                                                                                       July 31,
                                                                     April 30,          1998
                                                                      1998             Unaudited
                                                                      ----             ---------

Raw materials and storeroom supplies                                  $10,673          $11,805
Work in process                                                        11,721           11,097
Finished goods                                                         11,154           12,344
                                                                      -------          -------

                                                                      $33,548          $35,246
                                                                      =======          =======

(3)  Long-term Debt

On July 31, 1998, the Railway amended its credit agreement with a bank. The amendment extends the Railway's revolving credit agreement to July 31, 2000. Substantially all of the other terms of the original agreement remain in effect.

On June 30, 1998, the Company entered into an equipment financing agreement for approximately $5.6 million, of which approximately $4.6 was outstanding at July 31, 1998. The loan bears interest at LIBOR plus 3% and matures in June, 2003. The loan is secured by equipment, primarily related to the shear-line project. At July 31, 1998, the interest rate was 8.66%.

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

 Results of Operations
 Three Months Ended July 31, 1998 As Compared to the Three Months Ended July 31, 1997

      SALES. Sales for the Company for the three month period ended July 31, 1998 were approximately $43.1 million as compared to sales of approximately $47.7 million for the three month period ended July 31, 1997, a decrease of approximately $4.6 million or 9.72%. Shipping levels decreased 16.9% to 110,318 tons from 132,797 tons and the average price per ton shipped increased to $390 from $359. The decrease in tons shipped is primarily due to the Company's low inventory position at the beginning of the year resulting from the rolling mill outage at the Sand Springs Facility in the fourth quarter of fiscal 1998. The outage was due to installation of the new shear line which improved the efficiency of the cooling bed and increased the capacity of the shear line. The increase in price per ton is due to the change in product mix.

      Hot Rolled Bar Products. Shipments for the three month period ended July 31, 1998 were 44,664 tons compared to 45,054 tons for the three month period ended July 31, 1997, a decrease of 390 tons or 0.9%. The decrease was primarily a result of the low inventory position of the Sand Springs Facility. Shipments of hot rolled bar products from the Joliet Facility increased 8.5% over the same period in the prior year primarily due to strong market demand. The average price per ton of hot rolled bar products for the three month period ended July 31, 1998 increased to $454 from

$439, reflecting an increase in sales prices at both the Sand Springs Facility and the Joliet Facility due to strong market demand and product mix.

      Rebar. Rebar shipments for the three month period ended July 31, 1998 were 41,669 tons compared to 56,551 tons for the three month period ended July 31, 1997, a decrease of 14,882 or 26.3%. This decrease was primarily a result of the low inventory position at the Sand Springs Facility at the beginning of fiscal 1999. Although the Sand Springs rolling mill production increased approximately 16.9% over the same period in the prior year, the Company typically sells rebar out of inventory during this time of year. The average price per ton of rebar for the three month period ended July 31, 1998 increased slightly to $302 from $295.

      Fabricated Products. Shipments of fabricated products for the three month period ended July 31, 1998 were 14,538 tons compared to 14,825 tons for the three month period ended July 31, 1997, a decrease of 287 tons or 1.9%. The decrease in shipments was due to a slight decrease in shipments from the Sand Springs Facility fence post shop and a decrease in shipments from the Kansas City Facility. The Kansas City Facility had a paint booth fire in June that halted production for approximately three days. The average price per ton for the three month period ended July 31, 1998 increased to $495 from $458. The increase in average price per ton was primarily due to improved product mix and pricing at the Kansas City Facility and the acquisition of Waddell.

      Billets. Shipments of billets to third parties for the three month period ended July 31, 1998 were 9,447 tons compared to 16,367 tons for the three month period ended July 31, 1997, a decrease of 6,920 tons or 42.3%. This decrease was due to increased internal billet usage at the Sand Springs rolling mill as a result of the start-up of the new shear line.

      COST OF SALES. The cost of sales for the three month period ended July 31, 1998 was approximately $33.8 million as compared to approximately $38.3 million for the three month period ended July 31, 1997. On an average per ton basis, cost of sales increased to $307 per ton for the three month period ended July 31, 1998 from $288 per ton for the three month period ended July 31, 1997. The increase in cost per ton is due to higher conversion costs per ton, specifically weather related electric utility costs, as well as a change in product mix to a higher percentage of hot rolled bar products.

      GROSS PROFIT. Gross profit for the Company for the three month period ended July 31, 1998 was approximately $9.2 million as compared to gross profit of approximately $9.4 million for the three month period ended July 31, 1997, a decrease of approximately $0.2 million or 1.9%. Gross profit for the Company as a percentage of sales for the three months ended July 31, 1998 was 21.4% as compared to 19.7% for the three months ended July 31, 1997. The increase is primarily the result of higher average selling prices and a more favorable product mix.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the Company for the three month period ended July 31, 1998 was $3.6 million, an increase of $0.3 million from the three month period ended July 31, 1997. The increase is primarily a result of the acquisition of Waddell, additional environmental expenditures and an increase in property taxes.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three month period ended July 31, 1998 increased to $1.9 million from $1.7 million for the three month period ended July 31, 1997. The increase is due to increased intangible assets associated with the acquisition of

 Waddell and debt issuance costs and depreciation expense increases at the Sand Springs Facility due to capital expenditures.


      POST-RETIREMENT BENEFIT EXPENSE. Post-retirement benefit expense for the three month periods ended July 31, 1998 and 1997 was approximately $0.7 million.

      OPERATING INCOME. Operating income for the Company for the three month period ended July 31, 1998 was approximately $3.0 million as compared to approximately $3.7 million for the three month period ended July 31, 1997, a decrease of approximately $0.7 million. Operating income for the Company as a percentage of sales for the three month period ended July 31, 1998 was 7.0% as compared to 7.8% for the three month period ended July 31, 1997. This decrease was primarily due to decreased sales in addition to slightly higher operating expenses, as discussed above.

      INTEREST EXPENSE. Interest expense for the Company for the three month period ended July 31, 1998 was approximately $3.5 million as compared to approximately $3.0 million for the three month period ended July 31, 1997, an
 increase of approximately $0.5 million.   The increase is due to the increase
 in outstanding debt during the period.

 LIQUIDITY AND CAPITAL RESOURCES

      As of July 31, 1998, the Company's long-term indebtedness, including current portion, was approximately $121.7 million. The Company had approximately $29.0 million of borrowing availability at July 31, 1998 under its revolving credit agreements and approximately $1.0 million of borrowing availability under its equipment financing agreement.

      Cash flow used in operations was approximately $7.8 million for the three month period ended July 31, 1998, as compared with cash flow provided by operations of approximately $2.8 million for the three month period ended July 31, 1997. The increase in cash used by operations was primarily due to timing of payments to vendors. Cash used in investing activities in the three months ended July 31, 1998 was approximately $1.3 million, consisting primarily of capital expenditures necessary to sustain operations. For the three month period ended July 31, 1998, cash provided by financing activities consisted of proceeds from the equipment financing agreement and increases in the revolving credit facility. Cash used in financing activities primarily included payment of debt issue costs.

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

 CAPITAL EXPENDITURES

      Capital expenditures for the three month period ended July 31, 1998 were approximately $1.3 million, consisting of normal capital projects required or deemed economically feasible, throughout the Company. The Company's cash flow from operations and borrowings under its revolving credit facilities and equipment financing agreements are expected to be sufficient to meet any near-term working capital requirements the Company may have and to fund anticipated capital improvements.

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

 ACCOUNTING PRONOUNCEMENTS

   In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("Statement") No. 130 "Reporting Comprehensive Income". Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Statement No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted Statement No. 130 in the quarter ended July 31, 1998. The adoption did not have an impact on the Company's consolidated results of operations, financial position or cash flow.


   Also in June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". Statement No. 131, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company plans to adopt Statement No. 131 for the year ended April 30, 1999. The adoption of Statement No. 131 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 A. Exhibits

 See Exhibit Index

 B. Reports on Form 8-K

 No reports on Form 8-K were filed during the first quarter ended July 31, 1998.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES



                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SHEFFIELD STEEL CORPORATION


 Date:  Sept. 11, 1998                /s/ Robert W. Ackerman
        ------------------           -----------------------
                                     Robert W. Ackerman, President
                                     and Chief Executive Officer



 Date:  Sept. 11, 1998                /s/ Stephen R. Johnson
        ------------------           -----------------------
                                     Stephen R. Johnson, Vice President
                                     and Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit No.           Description                                                                 Page No.
-----------           -----------                                                                 --------


10.35                  Sixth Amendment to Restated Credit Agreement, date July 31, 1998 between
                       Sand Springs Railway Company and Bank of Oklahoma, N.A.                       15

