Form 10-Q
period 1998-10-31
SHEFFIELD STEEL CORP
filed 1998-12-15
CIK 910719

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998


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

     X
Yes ____  No _____



   At the date of this filing, there were 3,410,925 shares of the Registrant's $.01 par value Common Stock outstanding. The aggregate market value of voting stock held by nonaffiliates is unknown as the Registrant's stock is not traded on an established public trading market.

                          SHEFFIELD STEEL CORPORATION
                                   FORM 10-Q

                                     INDEX

                                                                   PAGE
                                                                   ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Condensed Balance Sheets -
         April 30, 1998 and October  31,  1998                        3

         Consolidated Condensed Statements of Operations -
         Three months and six months ended
         October 31, 1997 and 1998                                    4

         Consolidated Condensed Statements of Cash Flows -
         Six months ended October 31, 1997 and 1998                   5

         Notes to Consolidated Condensed Financial Statements       6-7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations             8-14


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                           15

Item 4.  Submission of Matters to a Vote of Security Holders         15

Item 6.  Exhibits and Reports on Form 8-K                            15

Signature                                                            16


                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                October 31,
                                                                                   April 30,       1998
ASSETS                                                                               1998        Unaudited
                                                                                   ---------   -------------
Current assets:
 Cash and cash equivalents                                                          $  2,590              364
 Accounts receivable, less allowance for doubtful accounts of $658
     and $808 at April 30, 1998 and October 31, 1998, respectively                    20,994           21,429
 Inventories                                                                          33,548           38,322
 Other current assets                                                                  3,803            3,788
                                                                                    --------          -------

       Total current assets                                                           60,935           63,903

Property, plant and equipment, net                                                    68,730           69,366
Intangible assets, net                                                                 8,672           10,564
Other assets                                                                           3,238            3,239
Deferred income tax asset, net                                                         2,043            2,108
                                                                                    --------          -------

     Total assets                                                                   $143,618          149,180
                                                                                    ========          =======

----------------------------------------------------------------------------
      LIABILITIES AND STOCKHOLDERS' DEFICIT
----------------------------------------------------------------------------

Current liabilities:
 Current portion of long-term debt                                                  $  1,702            3,250
 Accounts payable                                                                     19,745           10,766
 Accrued interest payable                                                              5,151            5,281
 Accrued liabilities                                                                   6,375            6,840
                                                                                    --------          -------

       Total current liabilities                                                      32,973           26,137

Long-term debt, excluding current portion                                            112,682          123,899
Other liabilities                                                                     12,089           13,052
                                                                                    --------          -------

            Total liabilities                                                        157,744          163,088
                                                                                    --------          -------

Stockholders' deficit:
 Common stock                                                                             36               34
 Additional paid-in capital                                                            2,536            1,650
 Accumulated deficit                                                                 (15,698)         (14,565)
                                                                                    --------          -------

       Total stockholders' deficit                                                   (13,126)         (12,881)

    Less loans to stockholders                                                         1,000            1,027
                                                                                    --------          -------

                                                                                     (14,126)         (13,908)
                                                                                    --------          -------

           Total liabilities and stockholders' deficit                              $143,618          149,180
                                                                                    ========          =======

     See accompanying notes to consolidated condensed financial statements.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                  (UNAUDITED)



                                                                Three Months Ended        Six Months Ended
                                                                   October 31,              October 31,
                                                         --------------------------  ---------------------------
                                                            1997          1998           1997          1998
                                                        ------------  -------------  ------------  -------------

Sales                                                        $46,464        40,592         94,181        83,669
Cost of sales                                                 37,073        31,068         75,382        64,916
                                                             -------        ------         ------        ------

       Gross profit                                            9,391         9,524         18,799        18,753

Selling, general and administrative expense                    3,334         3,836          6,631         7,438
Depreciation and amortization expense                          1,749         1,890          3,460         3,754
Postretirement benefit expense other than pensions               685           730          1,373         1,460
Litigation settlement                                              -        (2,200)             -        (2,200)
                                                             -------        ------         ------        ------

        Operating income                                       3,623         5,268          7,335         8,301

Other expense:
  Interest expense, net                                        2,811         3,657          5,768         7,138
  Other                                                            -            15              -            30
                                                             -------        ------         ------        ------

        Income from operations before income taxes               812         1,596          1,567         1,133

Income tax expense                                                 -             -              -             -
                                                             -------        ------         ------        ------

        Net income                                           $   812         1,596          1,567         1,133
                                                             =======        ======         ======        ======





     See accompanying notes to consolidated condensed financial statements.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                                 Six Months Ended
                                                                                   October 31,
                                                                       -----------------------------------
                                                                              1997              1998
                                                                              ----              ----
Cash flows from operating activities:
 Net income                                                                   $ 1,567             1,133
 Adjustments to reconcile net income to net cash provided
   by (used in) operations:
      Depreciation and amortization                                             3,593             3,917
      Loss (gain) on retirement of assets                                          81                (2)
      Accrual of postretirement benefits other than pensions,
          net of cash paid                                                        876               960
      Changes in assets and liabilities, net of effects from
          Acquisition of business                                               4,378           (13,479)
                                                                              -------           -------

          Net cash provided by (used in) operations                            10,495            (7,471)
                                                                              -------           -------

Cash flows from investing activities:
 Capital expenditures                                                          (1,849)           (3,641)
 Acquisition of business, net of cash acquired                                 (2,317)           (2,635)
                                                                              -------           -------

      Net cash used in investing activities                                    (4,166)           (6,276)
                                                                              -------           -------

Cash flows from financing activities:
 Net (decrease) increase in long-term debt                                     (5,603)           12,530
 Other                                                                              -            (1,009)
                                                                              -------           -------

         Net cash (used in) provided by financing activities                   (5,603)           11,521
                                                                              -------           -------

Net (decrease) increase in cash                                                   726            (2,226)

Cash and cash equivalents at beginning of period                                   15             2,590
                                                                              -------           -------

Cash and cash equivalents at end of period                                    $   741               364
                                                                              =======           =======

Supplemental disclosure of cash flow information
------------------------------------------------
Cash paid during the period for interest                                      $ 5,635             6,845
                                                                              =======           =======



     See accompanying notes to consolidated condensed financial statements.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           OCTOBER 31, 1997 AND 1998
                                 (IN THOUSANDS)
                                  (UNAUDITED)

1)  BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

The consolidated financial statements of Sheffield Steel Corporation (the Company) include the accounts of its divisions, Sheffield Steel-Sand Springs (Sand Springs), Sheffield Steel-Kansas City (Kansas City), and Sheffield Steel-Joliet (Joliet) and its wholly owned subsidiaries, Sheffield Steel Corporation-Oklahoma City (Oklahoma City), Waddell's Rebar Fabricators, Inc. (Waddell) since October 28, 1997, Wellington Industries, Inc. (Wellington) since October 6, 1998 and Sand Springs Railway Company (the Railway). HMK Enterprises, Inc. (HMK) owns approximately 95% of the currently issued and outstanding common stock.
All material intercompany transactions and balances have been eliminated in consolidation. The Company's primary business is the production of concrete reinforcing bar, fence posts, and a range of hot rolled bar products including rounds, flats, and squares. The Company's products are sold throughout the continental United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements contained in the Company's Form 10-K, for the year ended April 30, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ending April 30, 1999.

2) INVENTORIES

The components of inventories are as follows:

                                                                                       October 31,
                                                                     April 30,           1998
                                                                       1998           (Unaudited)
                                                                       ----            ---------

Raw materials and storeroom supplies                                  $10,673           12,445
Work in process                                                        11,721            9,729
Finished goods                                                         11,154           16,148
                                                                      -------           ------

                                                                      $33,548           38,322
                                                                      =======           ======

3)   LITIGATION SETTLEMENT

The Company is party to a lawsuit with several other steel manufacturers against certain manufacturers of carbon electrodes related to price fixing within the electrode industry. The Company uses carbon electrodes in its manufacturing process. During the second quarter, the Company recognized approximately $2.2 million related to settlements reached to date with certain of the defendants.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

4) ACQUISITION

 On October 6, 1998, the Company acquired all of the outstanding capital stock of Wellington Industries, Inc. (Wellington). The acquisition price consisted of $1,500,000 in cash, subject to performance related contingency payments, and unsecured, subordinated promissory notes in an aggregate principal amount of $1,464,000. The notes mature annually over three years and bear interest at the NationsBank prime rate. Wellington fabricates railroad track spikes from steel supplied by the Company.

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

      On October 6, 1998, the Company acquired all of the outstanding capital stock of Wellington Industries, Inc. (Wellington). The acquisition price consisted of $1,500,000 in cash, subject to performance related contingency payments, and unsecured, subordinated promissory notes in an aggregate principal amount of $1,464,000. The notes mature annually over three years and bear interest at the NationsBank prime rate. Wellington is a railroad track spike fabricator located in Sand Springs, Oklahoma. Management believes that the acquisition of Wellington will secure tonnage in a down stream market that integrates with the Company's existing hot rolled bar product line.

 RESULTS OF OPERATIONS
 THREE MONTHS ENDED OCTOBER 31, 1998 AS COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1997

      SALES. Sales for the Company for the three month period ended October 31, 1998 were approximately $40.6 million as compared to sales of approximately $46.5 million for the three month period ended October 31, 1997, a decrease of approximately $5.9 million or 12.6%. Shipping levels decreased 16.5% to 101,795 tons from 121,859 tons and the average price per ton shipped increased to $399 from $381. The decrease in tons shipped was due to the low inventory position at the Sand Springs Facility that continued from the first quarter into the beginning of the second quarter. The low inventory position was a result of the Sand Springs Facility rolling mill outage in the fourth quarter of fiscal 1998 to install the new shear line. In addition, during the quarter ended October 31, 1998, the Sand Springs Facility melt shop experienced shutdowns during peak periods of power usage due to the high

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES


 cost of electricity and unscheduled maintenance that impacted production at the Sand Springs and Joliet rolling mills.

      Hot Rolled Bar Products. Shipments for the three month period ended October 31, 1998 were 38,943 tons compared to 48,774 tons for the three month period ended October 31, 1997, a decrease of 9,831 tons or 20.2%. The Company produced less hot rolled bar and more rebar during this quarter due to immediate customer needs and the lack of rebar inventory during the first fiscal quarter. Sales of hot rolled bar products from the Joliet Facility decreased due to weaker market conditions. The average price per ton of hot rolled bar products for the three month period ended October 31, 1998 increased to $470 from $459, reflecting an increase in sales prices at the Sand Springs Facility.

      Rebar. Rebar shipments for the three month period ended October 31, 1998 were 47,372 tons compared to 55,571 tons for the three month period ended October 31, 1997, a decrease of 8,199 or 14.8%. The decrease was primarily due to the low inventory position at the beginning of the quarter. The average price per ton of rebar for the three month period ended October 31, 1998 increased to $306 from $296 mainly due to improved rebar product mix.

      Fabricated Products. Shipments of fabricated products for the three month period ended October 31, 1998 were 12,511 tons compared to 13,086 tons for the three month period ended October 31, 1997, a decrease of 575 tons or 4.4%. The decrease in shipments was primarily due a slight decrease in shipments from the Sand Springs fence post shop. The average price per ton for the three month period ended October 31, 1998 increased to $522 from $454. The increase in average price per ton was primarily due to the acquisition of Waddell as well as improved product mix and pricing at the Kansas City Facility.

      Billets. Shipments of billets to third parties for the three month period ended October 31, 1998 were 2,969 tons compared to 4,428 tons for the three month period ended October 31, 1997, a decrease of 1,459 tons or 32.9%. This decrease resulted from a curtailment of billet sales to third parties due to the maintenance problems and power outages in the Sand Springs Facility melt shop. The average price per ton for the three month period ended October 31, 1998 decreased to $214 from $227 as a result of reduced scrap raw material prices to which billet pricing is related.

      COST OF SALES. The cost of sales for the three months ended October 31, 1998 were approximately $31.1 million as compared to approximately $37.1 million for the three months ended October 31, 1997. On an average per ton basis, cost of sales increased to $305 per ton for the three months ended October 31, 1998 from $304 per ton for the three months ended October 31, 1997. Cost of sales was consistent for the three months ended October 31, 1998 and 1997.

      GROSS PROFIT. Gross profit for the Company for the three months ended October 31, 1998 was approximately $9.5 million as compared to gross profit of approximately $9.4 million for the three months ended October 31, 1998, an increase of approximately $0.1 million or 1.4%. Gross profit for the Company as a percentage of sales for the three months ended October 31, 1998 was 23.5% as compared to 20.2% for the three months ended October 31, 1997. The increase is a result of higher average selling prices primarily for hot rolled bar and fabricated products.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES


      SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the Company for the three months ended October 31, 1998 was approximately $3.8 million compared to $3.3 million for the three months ended October 31, 1997. The increase of approximately $0.5 million is a result of additional environmental compliance expenditures, higher property taxes, and the addition of Waddell in October, 1997.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended October 31, 1998 was approximately $1.9 million compared to $1.7 million for the three months ended October 31, 1997. The increase in amortization is due to increased intangible assets associated with the acquisition of Waddell. Depreciation expense increased at the Sand Springs Facility due to capital expenditures.

      POSTRETIREMENT BENEFIT EXPENSE. Postretirement benefit expense remained approximately the same for the three month period ended October 31, 1998, as compared to the three months ended October 31, 1997.

      OPERATING INCOME. Operating income for the Company for the three months ended October 31, 1998 was approximately $5.3 million as compared to approximately $3.6 million for the three months ended October 31, 1997, an increase of approximately $1.6 million or 45.4%. Operating income for the Company as a percentage of sales for the three months ended October 31, 1998 was 13.0% as compared to 7.8% for the three months ended October 31, 1997. The increase was due to the carbon electrode settlement offset by increases in selling, general and administrative expense and depreciation and amortization expense.

      INTEREST EXPENSE. Interest expense for the Company for the three months ended October 31, 1998 was approximately $3.7 million as compared to approximately $2.8 million for the three months ended October 31, 1997. The increase was due to the increase in outstanding debt during the period.

 SIX MONTHS ENDED OCTOBER 31, 1998 AS COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1997

      SALES. Sales for the Company for the six month period ended October 31, 1998 were approximately $83.7 million as compared to sales of approximately $94.2 million for the six month period ended October 31, 1997, a decrease of approximately $10.5 million or 11.2%. Shipping levels decreased 16.7% to 212,113 tons from 254,656 tons. The decrease in tons shipped is due to the low inventory position at the beginning of the year resulting from the rolling mill outage at the Sand Springs Facility in the fourth quarter of fiscal 1998. The outage was due to installation of the new shear line that improved the efficiency of the cooling bed and increased the capacity of the shear line.
 The average price per ton shipped for the six month period ended October 31, 1998 increased to $394 from $370 for the six month period ended October 31, 1997. The average selling price per ton increased in all product lines except billets and the mix of products was weighted toward higher priced products in comparison to the same period in the prior year.

      Hot Rolled Bar Products. Shipments for the six month period ended October 31, 1998 were 83,607 tons compared to 93,828 tons for the six month period ended October 31, 1997, a decrease of 10,221 tons or 10.9%. Shipments from the Sand Springs Facility for the six month period ended October 31, 1998 decreased 20.0% over the same period in the previous year because the Company needed to rebuild its rebar inventory to fulfill specific customer's orders during the second fiscal quarter. Shipments of hot rolled bar products from the Joliet Facility also decreased reflecting

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

 weaker market conditions. The average price per ton of hot rolled bar products for the six month period ended October 31, 1998 increased to $470 per ton compared to $459 per ton for the six month period ended October 31, 1997, reflecting improved selling prices at the Sand Springs Facility.

      Rebar. Rebar shipments for the six month period ended October 31, 1998 were 89,041 tons compared to 112,122 tons for the six month period ended October 31, 1997, a decrease of 23,081 tons or 20.1%. This decrease was primarily a result of the low inventory position at the beginning of the fiscal year. The average price per ton of rebar for the six month period ended October 31, 1998 increased to $304 from $296. The increase in average price per ton is attributable to improved rebar product mix.

      Fabricated Products. Shipments of fabricated products for the six month period ended October 31, 1998 were 27,049 tons compared to 27,911 tons for the six month period ended October 31, 1997, a decrease of 862 tons or 3.1%. The average price per ton for fabricated products for the six months ended October 31, 1998 increased to $508 from $456. The decrease in shipments is due to less shipments of fence post from the Sand Springs fence post shop. The increase in average selling prices is attributable to the acquisition of Waddell as well as improved product mix and pricing at the Kansas City Facility.

      Billets. Shipments of billets to third parties for the six month period ended October 31, 1998 were 12,416 tons compared to 20,795 tons for the six month period ended October 31, 1997, a decrease of 8,379 or 40.3%. This decrease resulted from a curtailment of billet sales to third parties due to the maintenance problems and power outages in the Sand Springs Facility melt shop and increased internal billet usage by the Sand Springs rolling mill. The average price per ton for billets for the six month period ended October 31, 1998 decreased to $221 from $227 per ton for the six month period ended October 31, 1997 as a result of reduced scrap raw material prices.

      COST OF SALES. The cost of sales for the six month period ended October 31, 1998 were approximately $64.9 million as compared to approximately $75.4 million for the six month period ended October 31, 1997. On an average per ton basis, cost of sales increased to $306 per ton for the six months ended October 31, 1998 from $296 per ton for the six months ended October 31, 1997. The increase in cost of sales per ton is due to higher conversion costs per ton in the melt shop due to maintenance expenditures and power outages that caused decreased production. The higher conversion costs were offset by lower scrap raw material costs.

      Gross Profit. Gross profit for the Company for the six month periods ended October 31, 1998 and 1997 was approximately $18.8 million. Gross profit for the Company as a percentage of sales for the six month period ended October 31, 1998 was 22.4% as compared to 20.0% for the six month period ended October 31, 1997. The increase is a result of higher average selling prices due primarily to a more favorable product mix.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the Company for the six month period ended October 31, 1998 was approximately $7.4 million as compared to approximately $6.6 million for the six months ended October 31, 1997. The increase is a result of the acquisition of Waddell, additional environmental expenditures and an increase in property taxes.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the six months ended October 31, 1998 was approximately $3.8 million compared to $3.5 million for the six months ended October 31, 1997. The increase in amortization is due to increased intangible assets associated with the acquisition of Waddell. Depreciation expense increased at the Sand Springs Facility due to capital expenditures.

      POSTRETIREMENT BENEFIT EXPENSE. Postretirement benefit expense remained approximately the same for the six month period ended October 31, 1998 as compared to the six month period ended October 31, 1997.

      OPERATING INCOME. Operating income for the Company for the six month period ended October 31, 1998 was approximately $8.3 million as compared to approximately $7.3 million for six month period ended October 31, 1997, an increase of approximately $1.0 million or 13.2%. Operating income for the Company as a percentage of sales for the six months ended October 31, 1998 was 9.9% as compared to 7.8% for the six months ended October 31, 1997. The increase was primarily due to the carbon electrode settlement offset by increased selling, general and administrative expense and depreciation and amortization expense.

      INTEREST EXPENSE. Interest expense for the Company for the six months ended October 31, 1998 was approximately $7.1 million as compared to approximately $5.8 million for the six months ended October 31, 1997. The increase was due to the increase in outstanding debt during the period.

 LIQUIDITY AND CAPITAL RESOURCES

      As of October 31, 1998, the Company's long-term indebtedness, including current portion, was approximately $127 million. The Company had approximately $24 million of borrowing availability at October 31, 1998 under its revolving credit agreements.

      Cash flow used in operations was approximately $7.5 million for the six month period ended October 31, 1998, as compared with cash flow provided by operations of approximately $10.5 million for the six month period ended October 31, 1997. The decrease in cash provided by operations was primarily due to increases in inventories and decreases in accounts payable. Cash used in investing activities in the six months ended October 31, 1998 was approximately $6.3 million, consisting of required replacement of plant equipment, final payments on the shear line project and the purchase of Wellington. For the six month period ended October 31, 1998, cash provided by financing activities consisted primarily of draws on the Revolving Credit Facility and on the equipment financing agreement.

      The Company's cash flow from operations and borrowings under the Revolving Credit Facility and the Railway Credit Facility are expected to be sufficient to fund budgetted capital improvements and meet near-term working capital requirements.

      On a long term basis, the Company has significant future debt service obligations. The Company's ability to satisfy these obligations is dependent on its ability to generate adequate cash flow from operations. The Company expects that its cash flow from operations and available borrowings under its revolving credit facilities and equipment financing agreements will be sufficient to fund the repayment of the long term debt and other investing activities. The Company's future operating results are dependent on its overall operating performance and are subject to general business, financial and other factors affecting the Company and the domestic steel

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

 industry, as well as prevailing economic conditions, certain of which are beyond the control of the Company.

 CAPITAL EXPENDITURES

      Capital expenditures for the six month period ended October 31, 1998 were approximately $3.6 million. Primarily all of the expenditures consisted of normal capital projects required or deemed economically feasible, and included approximately $0.8 million in final payments on the shear line project. The Company's cash flow from operations and borrowings under its revolving credit facilities and equipment financing agreements are expected to be sufficient to meet any near-term working capital requirements the Company may have and to fund anticipated capital improvements.

 YEAR 2000 COMPLIANCE

     The Company's State of Readiness.  The company recognized the Year 2000
 (Y2K) Information Technology issues in 1986 and began to address the problem with the re-design of the Company's information systems. The Company instituted a comprehensive Year 2000 strategy in 1997 and created a formal Y2K Task Force in early 1998 with executive oversight to examine Y2K issues as they pertain to areas outside internal information systems including the following:

 Information Systems Infrastructure. Hardware, networks and operating systems that support the Company's software.
 Desktop Applications. Private user spreadsheets and data collection that may have Y2K issues.
 Facilities. Basic infrastructure items as well as backup power, fire control systems, security systems, scales and phones.

 Manufacturing/Distribution. Process control equipment and software and other manufacturing operations that have personal computers, board level computers, or PLC's (Programmable Logic Controllers) interfaced to them.

 Product Compliance. Primarily testing equipment. Spectrometers, personal computers interfaced to testing equipment, meters and gauges used by the quality assurance department.

 Supply Chain. Supply vendors, transportation and utilities, third party support organizations, banking and finance.

     The Task Force was responsible for taking an inventory of all systems software and equipment to identify potential Y2K issues and for developing remediation plans for problems identified. To date, the majority of the financial and commercial systems have been converted to full Y2K compliance. The payroll system and the accounts receivable systems are currently not Y2K compliant. However, the payroll system is in Phase III of a four-phase project to convert it to an outside vendor. The accounts receivable system is currently in Phase I of a three-phase conversion. Both projects are on schedule and expected to be completed by May 1, 1999. In addition, the accounts payable system has a minor Y2K problem but testing has confirmed that it does not pose a service interruption risk.

     Outside the areas of noted above, only minor problems were identified with electronic equipment and third party software. The Company's rolling mill and shear line at the Sand Springs Facility were both installed in the last four years. The rolling mill relies on a third party system that has represented to the Company that it is Y2K compliant, with the exception of certain upgrades that the Company will have installed by May of 1999. All remaining third party software has been examined and has been represented by the vendor as being Y2K compliant. The Task Force has surveyed all vendors with invoices that total over $10,000 in the previous calendar year in an attempt to ascertain the potential risks within the supply chain, specifically in the areas of raw materials and

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES



 utilities.  The Company has received responses from approximately
 47% of the vendors surveyed and the Task Force has recommended additional follow up for vendors failing to respond to the survey. To date, the Company has not received any unfavorable responses from significant vendors. It is anticipated that the vendor survey process will be completed by the spring of 1999. Although others in the steel industry will be required to spend significant amounts to become Y2K compliant, the Company identified problem areas early and upgraded equipment and systems in the normal course of business. The historical and estimated future costs related to Y2K issues have not been and are not expected to be a material cost to the Company.

     The Risks of the Company's Year 2000 Issues and Contingency Plans. While the Company believes it has taken the necessary steps to identify and remediate its Y2K issues, the failure to do so prior to January 1, 2000 could result in system/equipment failures causing disruption in routine business activities including the production of goods. The Company views the greatest risk of Y2K issues to be related to its third party suppliers and customers. The failure of third parties upon whom the Company relies to timely remediate their Y2K issues could result in disruption in the Company's daily operations including the production of steel products. As a result of the Company's reliance on third parties to resolve their own Y2K issues, the overall risks associated with the year 2000 remain difficult to accurately describe and quantify. There can be no assurance that the Y2K issues will not have a material adverse impact on the Company and its operations. The Company is in the process of developing contingency plans in areas where the risk of Y2K failures appears to be possible.

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

           Currently, the Company has no significant derivative instruments and accordingly, the adoption of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities issued by the FASB on June 15, 1998, is expected to have no significant effect on the Company's consolidated results of operations, financial position, or cash flows.

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

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLERS

      At the Annual Meeting of Stockholders held on September 3, 1998, for which proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, the stockholders of the Company unanimously elected Steven E. Karol, Robert W. Ackerman, Dale S. Okonow, Howard H. Stevenson, John D. Lefler and Jane M. Karol to serve as members of the Board of Directors for a period of one year.

      At the Annual Meeting of Stockholders, the stockholders also unanimously approved the reappointment of KPMG Peat Marwick LLP as independent auditors.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

See exhibit index.

B.   Reports on Form 8-K

No reports on Form 8-K were filed during the second quarter ended October 31, 1998.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SHEFFIELD STEEL CORPORATION


 Date:  Dec. 11, 1998                          /s/ Robert W. Ackerman
        -----------------                     -----------------------
                                              Robert W. Ackerman, President
                                              and Chief Executive Officer



 Date:  Dec. 11, 1998                          /s/ Stephen R. Johnson
        -----------------                     -----------------------
                                              Stephen R. Johnson, Vice President
                                              and Chief Financial Officer

                                 EXHIBIT INDEX


     Exhibit No.              Description                                                                  Page No.
     -----------              -----------                                                                  --------


     10.36              Stock Purchase Agreement between Sheffield Steel Corporation, Wellington           18
                        Industries, Inc. and the Stockholders of Wellington Industries, Inc. dated
                        October 6, 1998.