Form 10-Q
period 1999-01-31
SHEFFIELD STEEL CORP
filed 1999-03-12
CIK 910719

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1999


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

Yes [X]  No _____



   At the date of this filing, there were 3,461,550 shares of the Registrant's $.01 par value Common Stock outstanding. The aggregate market value of voting stock held by nonaffiliates is unknown as the Registrant's stock is not traded on an established public trading market.

                          SHEFFIELD STEEL CORPORATION
                                   FORM 10-Q

                                     Index

                                                                       Page
                                                                       ----
Part I.  Financial Information

Item 1.  Financial Statements
         Consolidated Condensed Balance Sheets -
         April 30, 1998 and January 31,  1999                             3

         Consolidated Condensed Statements of Operations -
         Three months and nine months ended
         January 31, 1998 and 1999                                        4

         Consolidated Condensed Statements of Cash Flows -
         Nine months ended January 31, 1998 and 1999                      5

         Notes to Consolidated Condensed Financial Statements             6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 7-13


Part II. Other Information

Item 1.  Legal Proceedings                                               14

Item 4.  Submission of Matters to a Vote of Security Holders             14

Item 6.  Exhibits and Reports on Form 8-K                                14

Signature                                                                15


                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                     Consolidated Condensed Balance Sheets
                                 (In thousands)

                                                                                               January 31,
                                                                                 April 30,        1999
Assets                                                                             1998         Unaudited
------                                                                        --------------  -------------
Current assets:
 Cash and cash equivalents                                                       $  2,590              74
 Accounts receivable, less allowance for doubtful accounts of $658
     and $883 at April 30, 1998 and January 31, 1999, respectively                 20,994          17,599
 Inventories                                                                       33,548          42,777
 Other current assets                                                               3,803           4,185
                                                                                 --------         -------

       Total current assets                                                        60,935          64,635

Property, plant and equipment, net                                                 68,730          68,685
Intangible assets, net                                                              8,672          10,245
Other assets                                                                        3,238           3,281
Deferred income tax asset, net                                                      2,043           2,043
                                                                                 --------         -------

     Total assets                                                                $143,618         148,889
                                                                                 ========         =======

      Liabilities and Stockholders' Deficit

Current liabilities:
 Current portion of long-term debt                                               $  1,702           3,019
 Accounts payable                                                                  19,745          11,029
 Accrued interest payable                                                           5,151           2,155
 Accrued liabilities                                                                6,375           6,778
                                                                                 --------         -------

       Total current liabilities                                                   32,973          22,981

Long-term debt, excluding current portion                                         112,682         127,987
Accrued post-retirement benefit costs                                              10,988          12,429
Other liabilities                                                                   1,101             936
                                                                                 --------         -------

            Total liabilities                                                     157,744         164,333
                                                                                 --------         -------

Stockholders' deficit:
 Common stock                                                                          36              35
 Additional paid-in capital                                                         2,536           2,024
 Accumulated deficit                                                              (15,698)        (16,463)
                                                                                 --------         -------

       Total stockholders' deficit                                                (13,126)        (14,404)
    Less loans to stockholders                                                      1,000           1,040
                                                                                 --------         -------

                                                                                  (14,126)        (15,444)
                                                                                 --------         -------

           Total liabilities and stockholders' deficit                           $143,618         148,889
                                                                                 ========         =======

     See accompanying notes to consolidated condensed financial statements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                Consolidated Condensed Statements of Operations
                                (In thousands)
                                  (Unaudited)

                                                                Three Months Ended           Nine Months Ended
                                                                     January 31,                 January 31,
                                                          ----------------------------  ----------------------------
                                                              1998           1999           1998           1999
                                                          ----------     -------------  -------------  -------------
Sales                                                        $42,413         34,720        136,594        118,389
Cost of sales                                                 34,046         26,684        109,428         91,600
                                                             -------         ------        -------        -------

       Gross profit                                            8,367          8,036         27,166         26,789

Selling, general and administrative expense                    3,461          3,624         10,092         11,062
Depreciation and amortization expense                          1,860          1,989          5,320          5,743
Postretirement benefit expense other than pensions               639            594          2,012          2,054
Litigation settlement                                              -              -              -         (2,200)
                                                             -------         ------        -------        -------

        Operating income                                       2,407          1,829          9,742         10,130

Other expense (income):
  Interest expense, net                                        2,955          3,731          8,723         10,869
  Other                                                           76             (4)            76             26
                                                             -------         ------        -------        -------
                                                               3,031          3,727          8,799         10,895
                                                             -------         ------        -------        -------
        Income (loss) from operations before
            extraordinary item                                  (624)        (1,898)           943           (765)

Extraordinary item - loss on retirement of debt               (8,023)             -         (8,023)             -
                                                             -------         ------        -------        -------

        Net income (loss)                                    $(8,647)        (1,898)        (7,080)          (765)
                                                             =======         ======        =======        =======

     See accompanying notes to consolidated condensed financial statements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                Consolidated Condensed Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                Nine Months Ended
                                                                                   January 31,
                                                                         -----------------------------------
                                                                              1998              1999
                                                                         --------------     --------------
Cash flows from operating activities:
 Net loss                                                                    $ (7,080)          (765)
 Adjustments to reconcile net income to net cash provided
   by (used in) operations:
      Depreciation and amortization                                             5,481          5,987
      Loss (gain) on retirement of assets                                          81            (23)
      Accrual of postretirement benefits other than pensions,
          Net of cash paid                                                      1,314          1,441
      Non-cash portion of extraordinary item                                    2,995              -
      Changes in assets and liabilities, net of effects from
          Acquisition of business                                                  59        (17,584)
                                                                             --------        -------

          Net cash provided by (used in) operations                             2,850        (10,944)
                                                                             --------        -------

Cash flows from investing activities:
 Capital expenditures                                                          (4,271)        (4,805)
 Proceeds from sales of equipment                                                   -             34
 Acquisition of business, net of cash acquired                                 (2,414)        (2,635)
                                                                             --------        -------

      Net cash used in investing activities                                    (6,685)        (7,406)
                                                                             --------        -------

Cash flows from financing activities:
 Net increase in long-term debt                                                20,784         16,387
 Other                                                                        (15,888)          (553)
                                                                             --------        -------

         Net cash (used in) provided by financing activities                   (4,896)        15,830
                                                                             --------        -------

Net (decrease) increase in cash                                                 1,061         (2,516)

Cash and cash equivalents at beginning of period                                   15          2,590
                                                                             --------        -------

Cash and cash equivalents at end of period                                   $  1,076             74
                                                                             ========        =======

Supplemental disclosure of cash flow information
Cash paid during the period for interest                                     $ 11,881         13,621
                                                                             ========        =======

     See accompanying notes to consolidated condensed financial statements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

             Notes to Consolidated Condensed Financial Statements
                           January 31, 1998 and 1999
                                (In thousands)
                                  (Unaudited)

1)  Basis of Presentation and Summary of Accounting Policies

The consolidated financial statements of Sheffield Steel Corporation (the Company) include the accounts of its divisions, Sheffield Steel-Sand Springs (Sand Springs), Sheffield Steel-Kansas City (Kansas City), and Sheffield Steel-Joliet (Joliet) and its wholly owned subsidiaries, Sheffield Steel Corporation-Oklahoma City (Oklahoma City), Waddell's Rebar Fabricators, Inc. (Waddell) since October 28, 1997, Wellington Industries, Inc. (Wellington) since October 6, 1998 and Sand Springs Railway Company (the Railway). HMK Enterprises, Inc. (HMK) owns approximately 93% of the currently issued and outstanding common stock.
All material intercompany transactions and balances have been eliminated in consolidation. The Company's primary business is the production of concrete reinforcing bar, fence posts, and a range of hot rolled bar products including rounds, flats, and squares. The Company's products are sold throughout the continental United States.

The condensed consolidated interim financial statements of the Company included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All adjustments made were normal recurring accruals. These interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the year ended April 30, 1998. Operating results for the quarter and nine months ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ending April 30, 1999.

2) Inventories

The components of inventories are as follows:

                                                              January 31,
                                             April 30,           1999
                                                1998          (Unaudited)
                                             ---------        -----------
Raw materials and storeroom supplies          $10,673           10,769
Work in process                                11,721           13,477
Finished goods                                 11,154           18,531
                                              -------           ------

                                              $33,548           42,777
                                              =======           ======

3)   Litigation Settlement

The Company is party to a lawsuit with several other steel manufacturers against certain manufacturers of graphite electrodes related to price fixing within the electrode industry. The Company uses graphite electrodes in its manufacturing process. During the w second quarter of fiscal 1999, the Company recognized income of approximately $2.2 million related to settlements reached to date with certain of the defendants. The funds were subsequently received during the third quarter of fiscal 1999.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

 ITEM 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements of the Company and the notes thereto elsewhere in this Form 10-Q.

      This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause results to differ materially from those described in the forward-looking statements. There can be no assurance that actual results or business conditions will not differ materially from those anticipated or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the size and timing of significant orders, as well as deferral of orders, over which the Company has no control; the variation in the Company's sales cycles from customer to customer; increased competition posed by other mini-mill producers; changes in pricing policies by the Company and its competitors; the need to secure or build manufacturing capacity in order to meet demand for the Company's products; the Company's success in expanding its sales programs and its ability to gain increased market acceptance for its existing product lines; the ability to scale up and successfully produce its products; the potential for significant quarterly variations in the mix of sales among the Company's products; the gain or loss of significant customers; shortages in the availability of raw materials from the Company's suppliers; fluctuations in energy costs; the costs of environmental compliance and the impact of government regulations; the Company's relationship with its work force; the restrictive covenants and tests contained in the Company's debt instruments, which could limit the Company's operating and financial flexibility; Year 2000 readiness; Year 2000 impact from third parties; and general economic conditions.

 Results of Operations
 Three Months Ended January 31, 1999 As Compared To Three Months Ended January 31, 1998

      Sales. Sales for the Company for the three month period ended January 31, 1999 were approximately $34.7 million as compared to sales of approximately $42.4 million for the three month period ended January 31, 1998, a decrease of approximately $7.7 million or 18.1%. A decrease in shipping levels of 21.2% to 85,974 tons from 109,119 tons was partially offset by an increase in the average price per ton shipped to $404 from $389. The Company believes the decrease in tons shipped was due to steel consumers generally reducing their inventories due to unsettled market conditions caused by the Asian economic crisis.

      Hot Rolled Bar Products. Shipments for the three month period ended January 31, 1999 were 32,035 tons compared to 44,657 tons for the three month period ended January 31, 1998, a decrease of 12,622 tons or 28.3%. The decrease in tons shipped is due to lower sales of hot rolled bars that support certain industries such as oil field and agricultural equipment manufacturers. These industries have been negatively impacted by the Asian economic crisis, depressed oil prices, and by market uncertainties that may have prompted inventory reductions among service centers and certain original equipment manufacturers. The average price per ton of hot rolled bar products for the three month period ended January 31, 1999 increased to $475 from $463, reflecting increased pricing of certain hot rolled bar products at the Sand Springs Facility despite decreased prices due to general market conditions affecting the Joliet Facility.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

      Rebar. Rebar shipments for the three month period ended January 31, 1999 were 34,565 tons compared to 46,931 tons for the three month period ended January 31, 1998, a decrease of 12,366 or 26.3%. The decrease in tons shipped was a result of lower shipments of no-grade rebar because of low priced imports and lower shipments of graded rebar due to weather related delays. The Company continues to rebuild its rebar business that was lost due to inventory outages in the first and second fiscal quarters of 1999. The average price per ton of rebar for the three month period ended January 31, 1999 increased to $298 from $297 mainly due rebar product mix.

      Fabricated Products. Shipments of fabricated products for the three month period ended January 31, 1999 were 15,981 tons compared to 12,772 tons for the three month period ended January 31, 1998, an increase of 3,209 tons or 25.1%. The increase in shipments was primarily due to the purchase of Wellington, a manufacturer of railroad track spikes. The average price per ton for the three month period ended January 31, 1999 increased to $498 from $466. The increase in average price per ton was primarily due to the acquisition of Wellington and improved pricing at the Kansas City Facility.

      Billets. Shipments of billets to third parties for the three month period ended January 31, 1999 were 3,393 tons compared to 4,759 tons for the three month period ended January 31, 1998, a decrease of 1,366 tons or 28.7%. The decrease was due to customers reducing inventories. The average price per ton for the three month period ended January 31, 1999 decreased to $192 from $236 as a result of reduced ferrous scrap raw material prices to which billet pricing is related.

      Cost of Sales. The cost of sales for the three months ended January 31, 1999 were approximately $26.7 million as compared to approximately $34.0 million for the three months ended January 31, 1998. On an average per ton basis, cost of sales decreased to $310 per ton for the three months ended January 31, 1999 from $312 per ton for the three months ended January 31, 1998. The decrease in cost per ton was mainly due to lower ferrous scrap raw material costs partially offset by a higher proportion of sales of fabricated products.

      Gross Profit. Gross profit for the Company for the three months ended January 31, 1999 was approximately $8.0 million as compared to gross profit of approximately $8.4 million for the three months ended January 31, 1999, a decrease of approximately $0.3 million or 4.0%. Gross profit for the Company as a percentage of sales for the three months ended January 31, 1999 was 23.2% as compared to 19.7% for the three months ended January 31, 1998. The increase is a result of higher average selling prices primarily for hot rolled bar and fabricated products and lower ferrous scrap raw material costs.

      Selling, General and Administrative Expense. Selling, general and administrative expense for the Company for the three months ended January 31, 1999 was approximately $3.6 million compared to $3.5 million for the three months ended January 31, 1998. The increase of approximately $0.2 million is a result of additional environmental compliance expenditures, higher property taxes, and the addition of Wellington in October, 1998.

      Depreciation and Amortization. Depreciation and amortization for the three months ended January 31, 1999 was approximately $2.0 million compared to $1.9 million for the three months ended January 31, 1998. Depreciation expense increased at the Sand Springs Facility due to capital expenditures.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

      Postretirement Benefit Expense. Postretirement benefit expense was relatively unchanged for the three month period ended January 31, 1999, as compared to the three months ended January 31, 1998.

      Operating Income. Operating income for the Company for the three months ended January 31, 1999 was approximately $1.8 million as compared to approximately $2.4 million for the three months ended January 31, 1998, a decrease of approximately $0.6 million or 24.0%. Operating income for the Company as a percentage of sales for the three months ended January 31, 1999 was 5.3% as compared to 5.7% for the three months ended January 31, 1998. The decrease was due to reduced shipments that caused decreased gross profit, and increases in selling, general and administrative expense and depreciation expense.

      Interest Expense. Interest expense for the Company for the three months ended January 31, 1999 was approximately $3.7 million as compared to approximately $3.0 million for the three months ended January 31, 1998. The increase was due to the increase in outstanding debt during the period.

 Nine Months Ended January 31, 1999 As Compared To Nine Months Ended January 31, 1998

      Sales. Sales for the Company for the nine month period ended January 31, 1999 were approximately $118.4 million as compared to sales of approximately $136.6 million for the nine month period ended January 31, 1998, a decrease of approximately $18.2 million or 13.3%. Shipping levels decreased 18.1% to 298,087 tons from 363,775 tons. The decrease in tons shipped was due to the low inventory position at the beginning of the year resulting from the rolling mill outage at the Sand Springs Facility in the fourth quarter of fiscal 1998.
 The outage was due to   installation of the new shear line that is expected to
 improve the efficiency of the cooling bed and increase the capacity of the shear line. In addition, in the third fiscal quarter, sales decreased due to unsettled market conditions caused by the Asian economic crisis. The average price per ton shipped for the nine month period ended January 31, 1999 increased to $397 from $375 for the nine month period ended January 31, 1998. The average selling price per ton increased in all product lines except billets and the mix of products was weighted toward higher priced products in comparison to the same period in the prior year.

      Hot Rolled Bar Products. Shipments for the nine month period ended January 31, 1999 were 115,642 tons compared to 138,485 tons for the nine month period ended January 31, 1998, a decrease of 22,843 tons or 16.5%. Shipments decreased because of market conditions and in the case of the Sand Springs Facility, because the Company needed to produce more rebar in order to fulfill specific customer's orders during the second fiscal quarter. The average price per ton of hot rolled bar products for the nine month period ended January 31, 1999 increased to $465 per ton compared to $454 per ton for the nine month period ended January 31, 1998. The increase was due to improved product mix at the Sand Springs Facility offset by price reductions due to market conditions.

      Rebar. Rebar shipments for the nine month period ended January 31, 1999 were 123,606 tons compared to 159,053 tons for the nine month period ended January 31, 1998, a decrease of 35,447 tons or 22.3%. This decrease was primarily a result of the low inventory position at the beginning of the fiscal year and low shipments of no-grade rebar. The average price per ton of rebar for the nine month period ended January 31, 1999 increased to $302 from $296 which attributable to product mix.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

      Fabricated Products. Shipments of fabricated products for the nine month period ended January 31, 1999 were 43,030 tons compared to 40,683 tons for the nine month period ended January 31, 1998, an increase of 2,347 tons or 5.8%. The average price per ton for fabricated products for the nine months ended January 31, 1999 increased to $504 from $459. The increase in shipments is due primarily to the acquisition of Wellington. The increase in average selling prices is attributable to the acquisition of Wellington as well as product mix and pricing at the Kansas City Facility.

      Billets. Shipments of billets to third parties for the nine month period ended January 31, 1999 were 15,809 tons compared to 25,554 tons for the nine month period ended January 31, 1998, a decrease of 9,745 or 38.1%. This decrease resulted from a curtailment of billet sales to third parties due to the maintenance problems and summer power outages at the Sand Springs Facility melt shop. The average price per ton for billets for the nine month period ended January 31, 1999 decreased to $215 from $228 per ton for the nine month period ended January 31, 1998 as a result of reduced ferrous scrap raw material prices.

      Cost of Sales. The cost of sales for the nine month period ended January 31, 1999 were approximately $91.6 million as compared to approximately $109.4 million for the nine month period ended January 31, 1998. On an average per ton basis, cost of sales increased to $307 per ton for the nine months ended January 31, 1999 from $301 per ton for the nine months ended January 31, 1998. The increase in cost of sales per ton is due to higher conversion costs per ton in the melt shop due to maintenance expenditures and summer power outages resulting in decreased production in the first two fiscal quarters. The higher conversion costs were partially offset by lower ferrous scrap raw material costs.

      Gross Profit. Gross profit for the Company for the nine month period ended January 31, 1999 was approximately $26.8 million as compared to approximately $27.2 million for the nine month period ended January 31, 1998. Gross profit for the Company as a percentage of sales for the nine month period ended January 31, 1999 was 22.6% as compared to 19.9% for the nine month period ended January 31, 1998. The increase is a result of both higher average selling prices due primarily to a more favorable product mix and lower scrap raw material costs partially offset by higher manufacturing costs.

      Selling, General and Administrative Expense. Selling, general and administrative expense for the Company for the nine month period ended January 31, 1999 was approximately $11.1 million as compared to approximately $10.1 million for the nine months ended January 31, 1998. The increase is a result of the acquisition of Wellington, additional environmental expenditures and an increase in property taxes.

      Depreciation and Amortization. Depreciation and amortization for the nine months ended January 31, 1999 was approximately $5.7 million compared to $5.3 million for the nine months ended January 31, 1998. The increase in amortization is due to increased intangible assets associated with the acquisition of Wellington and Waddell. Depreciation expense increased at the Sand Springs Facility due to capital expenditures.

      Postretirement Benefit Expense. Postretirement benefit expense was relatively unchanged for the nine month period ended January 31, 1999 as compared to the nine month period ended January 31, 1998.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

      Operating Income. Operating income for the Company for the nine month period ended January 31, 1999 was approximately $10.1 million as compared to approximately $9.7 million for nine month period ended January 31, 1998, an increase of approximately $0.4 million or 4.0%. Operating income for the Company as a percentage of sales for the nine months ended January 31, 1999 was 8.6% as compared to 7.1% for the nine months ended January 31, 1998. The increase was primarily due to the graphite electrode litigation settlement offset by increased selling, general and administrative expense and depreciation and amortization expense.

      Interest Expense. Interest expense for the Company for the nine months ended January 31, 1999 was approximately $10.9 million as compared to approximately $8.7 million for the nine months ended January 31, 1998. The increase was due to the increase in outstanding debt during the period.

 Liquidity and Capital Resources

      As of January 31, 1999, the Company's long-term indebtedness, including current portion, was approximately $131 million. The Company had approximately $24 million of borrowing availability at January 31, 1999 under its revolving credit agreements.

      Cash flow used in operations was approximately $10.6 million for the nine month period ended January 31, 1999, as compared with cash flow provided by operations of approximately $2.9 million for the nine month period ended January 31, 1998. The decrease in cash provided by operations was primarily due to replenishing inventories after the completion of the Shear Line Project and decreases in accounts payable reflecting payments on the Shear Line Project. Cash used in investing activities in the nine months ended January 31, 1999 was approximately $7.4 million, consisting of required replacement of plant equipment, final payments on the shear line project and the purchase of Wellington. For the nine month period ended January 31, 1999, cash provided by financing activities consisted primarily of draws on the Revolving Credit Facility and on the equipment financing agreement.

      The Company's cash flow from operations and borrowings under the Revolving Credit Facility and the Railway Credit Facility are expected to be sufficient to fund budgeted capital improvements and meet near-term working capital requirements.

      On a long-term basis, the Company has significant future debt service obligations. The Company's ability to satisfy these obligations is dependent on its ability to generate adequate cash flow from operations. The Company expects that its cash flow from operations and available borrowings under its revolving credit facilities and equipment financing agreements will be sufficient to fund the repayment of the long term debt and other investing activities. The Company's future operating results are dependent on its overall operating performance and are subject to general business, financial and other factors affecting the Company and the domestic steel industry, as well as prevailing economic conditions, certain of which are beyond the control of the Company.

 Capital Expenditures

      Capital expenditures for the nine month period ended January 31, 1999 were approximately $4.8 million. Primarily all of the expenditures consisted of normal capital projects required or justified economically, and included approximately $0.8 million in final payments on the shear line project. The Company's cash flow from operations and borrowings under its revolving credit

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

 facilities and equipment financing agreements are expected to be sufficient to meet any near-term working capital requirements the Company may have and to fund anticipated capital improvements.

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

     The Task Force is responsible for taking an inventory of all systems software and equipment to identify potential Y2K issues and for developing remediation plans for problems identified. To date, the majority of the financial and commercial systems have been converted to full Y2K compliance. The payroll system and the accounts receivable systems are currently not Y2K compliant. However, the payroll system is in Phase IV of a four-phase project. The accounts receivable system is currently in Phase I of a three-phase conversion. Both projects are on schedule and expected to be completed by October 1, 1999. In addition, the accounts payable system has a minor Y2K problem but testing has confirmed that it does not pose a service interruption risk.

     Outside the areas noted above, only minor problems were identified with electronic equipment and third party software. The Company's rolling mill and shear line at the Sand Springs Facility were both installed in the last four years. The rolling mill relies on a third party system that has been represented to the Company as Y2K compliant, with the exception of certain upgrades that the Company will have installed by September of 1999. All remaining third party software has been examined and has been represented by the vendor as being Y2K compliant. The Task Force has surveyed all vendors with invoices that total over $10,000 in the previous calendar year in an attempt to ascertain the potential risks within the supply chain, specifically in the areas of raw materials and utilities. The Company has received responses from approximately 60% of the vendors surveyed and the Task Force has recommended additional follow up for vendors failing to respond to the survey. To date, the Company has not received any unfavorable responses from significant vendors. It is anticipated that the vendor survey process will be completed by the spring of 1999. Although others in the steel industry will be required to spend significant amounts to become Y2K compliant, the Company identified problem areas early and upgraded equipment and systems in the normal course of business. The historical and estimated future costs related to Y2K issues have not been and are not expected to be a material cost to the Company.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

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

 Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("Statement") No. 130 "Reporting Comprehensive Income". Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Statement No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted Statement No. 130 in the quarter ended July 31, 1998. The adoption did not impact the Company's consolidated results of operations.

     Also in June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". Statement No. 131, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company plans to adopt Statement No. 131 for the year ended April 30, 1999. The adoption of Statement No. 131 is not expected to have a material impact on the Company's segment reporting.

     Currently, the Company has no significant derivative instruments and accordingly, the adoption of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities issued by the FASB on June 15, 1998, is not expected to have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.

     In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which is required to be implemented for fiscal years beginning after December 15, 1997. Statement No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans.

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

 None.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 A.   Exhibits

 See exhibit index.

 B.   Reports on Form 8-K

 No reports on Form 8-K were filed during the third quarter ended January 31, 1999.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SHEFFIELD STEEL CORPORATION


 Date:  March 12, 1999                      /s/ Robert W. Ackerman
        ------------------                  -----------------------
                                            Robert W. Ackerman, President
                                            and Chief Executive Officer



 Date:  March 12, 1999                      /s/ Stephen R. Johnson
        ------------------                  -----------------------
                                            Stephen R. Johnson, Vice President
                                            and Chief Financial Officer