Form 10-K
period 1999-04-30
SHEFFIELD STEEL CORP
filed 1999-07-26
CIK 910719

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   Form 10-K

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended April 30, 1999

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
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

                         Yes X   No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K[ ]

     As of July 26, 1999, there were 3,459,300 shares of the Registrants $.01 par value Common Stock outstanding. The aggregate market value of voting stock held by nonaffiliates is unknown as the Registrant's stock is not traded on an established public trading market.

                      Documents Incorporated by Reference

1) Portions of the Registrants Proxy Statement dated July 31, 1999 are incorporated by reference into Part III of this Report on Form 10-K.

                          SHEFFIELD STEEL CORPORATION
                                   FORM 10-K

                               Table of Contents


Item                                                                      Page
----                                                                      ----
                                    Part I
1.    Business                                                             1-10

2.    Properties                                                          10-11

3.    Legal Proceedings                                                      11

4.    Submission of Matters to a Vote of Security Holders                    11

                                    Part II

5.    Market for the Registrant's Common Equity and Related Stockholder
       Matters                                                               11

6.    Selected Financial Data                                                12

7.    Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                           13-19

8.    Financial Statements and Supplementary Data                         20-37

9.    Changes In and Disagreements with Accountants on
       Accounting and Financial Disclosure                                   38

                                   Part III

10.    Directors and Executive Officers of the Registrant                    38

11.    Executive Compensation                                                38

12.    Security Ownership of Certain Beneficial Owners and Management        38

13.    Certain Relationships and Related Transactions                        38

                                    Part IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K        39

PART I
------

ITEM 1.   BUSINESS
-------   --------

Overview

     Sheffield Steel Corporation (the Company, which may be referred to as we, us, or our) is a leading regional mini-mill producer of steel products including:

 .    Hot rolled steel bar products (hot rolled bar), which includes rounds, flats, squares, channels and other shapes.
 .    Concrete reinforcing bar (rebar), which includes #4 bar (1/2 inch or 13mm)
     to #18 bar (2 1/4 inches or 57mm) which is sheared to standard lengths from 20 feet to 60 feet.
 .    Fabricated products, including fabricated and epoxy-coated rebar, steel fence posts and railroad track spikes.
 .    Various types of semi-finished steel (billets).

     Our home page on the Internet is at www.sheffieldsteel.com.  You can learn
                                         ----------------------
about us by visiting that site.

     Our Company and its predecessors have been in the steelmaking business for over 69 years. We believe that we are among the lowest cost producers of billets in the United States because of our efficient melt and cast operation, high labor productivity levels, low gas and electric costs and competitive steel scrap costs. Our low cost billets feed our downstream bar mill operations and fabricated products operations. We shipped approximately 420,000 tons of steel in fiscal 1999, resulting in sales of $163.4 million.

     Our primary manufacturing facility is located in Sand Springs, Oklahoma (Sand Springs), where we conduct a full range of steelmaking activities, including the melting and casting of billets and the rolling of billets into rebar, steel fence posts and a range of hot rolled bar products. We currently have 600,000 tons of steelmaking capacity. We installed a new rolling mill (Rolling Mill) in Sand Springs in 1995 which has increased productivity and efficiency in the manufacturing of rebar and has enabled us to produce certain higher quality hot rolled bar products than we were previously able to produce. In the fourth quarter of fiscal 1998, we completed a project (the Shear Line Project) to eliminate a production bottleneck in the Rolling Mill that further increased our production and improved quality. Recently we entered into a letter of intent to purchase a new reheat furnace for the Rolling Mill that would decrease natural gas usage as well as improve quality, yields, and productivity. If we proceed with this project, which is expected to cost approximately $10 million, we anticipate installation to be during fiscal 2001. From Sand Springs, we also transfer billets to our two rolling mills in Joliet, Illinois (Joliet), where we produce high-end specialty hot rolled bar products. We also operate two rebar fabrication plants, one in Kansas City, Missouri (Kansas City) and one in Independence, Missouri (Waddell), a railroad spike fabrication plant in Sand Springs (Wellington) and a short line railroad (the Railway).

Business Strategy

     We believe our operating strategy serves to strengthen our market position and maximize profitability. There are three major components to our strategy:
(i) improve our finished goods product mix; (ii) continue to focus on and extend our strong customer relationships; and (iii) further modernize our melt shop operations.

     Improve Finished Goods Product Mix. With the addition of the Rolling Mill in Sand Springs, we increased our hot rolled bar production capacity. Accordingly, shipments of finished products have increased as less profitable third party billet sales have been diverted to the production of hot rolled bars. Billet sales, which accounted for 23.6% of tons shipped in fiscal 1994, accounted for only 7.4% of tons shipped in fiscal 1999. By shifting away from third party billet sales and increasing hot rolled bar production, we have increased margins and reduced sales volatility, since hot rolled bar products are significantly more profitable than third party billet sales and demand is more stable. As part of our strategy to further improve product mix, in the fourth quarter of fiscal 1998, we completed the Shear Line Project which we ultimately expect will (i) increase hot rolled bar production capacity by more than 100,000 tons per year; (ii) increase utilization of our existing 600,000 tons of steelmaking capacity; (iii) improve the quality of all mill products, especially hot rolled bar; and (iv) improve product mix by further reducing billet sales to third parties. To date, we have had partial success in achieving our expectations of the new shear line and we continue our efforts to achieve its anticipated potential.

     Extend Strong Customer Relationships. We have a number of long-standing customer relationships in each of our product markets. We have built a reputation for providing consistent product quality, reliable, prompt product delivery and service, product availability and flexible scheduling to meet our customers needs. We also provide a high level of follow up technical assistance and service. The ISO 9002 certification at both Sand Springs and Joliet is an indication of our commitment to producing quality products. We believe that our business strategy to improve finished product mix will strengthen our existing customer relationships and aid us in developing new customer relationships.

     Modernize Melt Shop. We believe that we are among the lowest cost producers of billets in the United States as a result of our efficient melt and cast operation, high labor productivity level, low natural gas and electricity costs and competitive steel scrap costs. Over the last three years, we have made improvements to general operating practices, improved yields, and reduced costs. Annual billet production capacity has increased from 525,000 tons to 600,000 tons per year. Through incremental capital investments, we intend to pursue additional modernization measures, such as the possible installation of a ladle arc furnace in the melt shop, which will further enhance production capability, increase production capacity, reduce manufacturing costs and improve the quality of finished products. An engineering study is currently underway to determine the feasibility of this project.

Products, Customers and Markets

The following table shows the percentage of revenues derived from each product category for the last three years:

                                             Fiscal Year Ended April 30,
                                             ---------------------------
                                             1997       1998       1999
                                             -----      -----      -----
          Hot Rolled Bar                     44.4%      45.8%      43.6%
          Rebar                              31.7%      34.1%      31.3%
          Fabricated Products                14.3%      14.0%      19.5%
          Billets                             7.6%       4.5%       3.8%
          Other                               2.0%       1.6%       1.8%
                                             -----      -----      -----
             Total                            100%       100%       100%
                                             =====      =====      =====

     Hot Rolled Bar. According to the American Iron and Steel Institute (AISI), the size of the hot rolled bar product market in the United States was approximately 8.2 million tons in 1998. The demand for consistent quality is significant in this market, where quality is measured by the adherence to specifications related to chemical composition, surface quality, product integrity and size tolerances. We sell a variety of specialty hot rolled bar products, including flats, squares, rounds and channels for end use applications that include wrenches, pole line hardware, conveyor assemblies, construction machinery, auto parts, farm equipment, and oilfield sucker rods. The majority of hot rolled bar products produced in Joliet are sold directly to original equipment manufacturers and cold drawn bar finishers, while the remainder is sold to steel service centers. Hot rolled bar products produced in Sand Springs are sold to both end product manufacturers and steel service centers.

     We strive to differentiate ourselves from our competitors in the hot rolled bar market. In Joliet, we focus on specialty products and target customers with special requirements as to bar shape, size and chemical composition and, in many cases, small volume needs. We believe that our target customer focus often allows us to act as the sole supplier of particular shapes, sizes or steel chemistries to certain customers. In some cases we compete with a limited number of producers of specialty hot rolled bar products. We believe that these niche markets are unattractive to larger volume producers. In Sand Springs, we provide a competitive geographical advantage in the south-central United States hot rolled bar market. This enables our customers to benefit from lower freight costs, shorter lead times and more timely deliveries. As a result of these competitive advantages and our reputation for quality and service, we have developed a number of close relationships with hot rolled bar product customers in our region. We believe that there are significant opportunities to sell standard hot rolled bar products to customers that Joliet is currently serving in the specialty hot rolled bar market.

     We also endeavor to provide our hot rolled bar product customers with superior service. To provide a high level of service, we carry substantial customer-designated finished goods inventories of hot rolled bar products in both Joliet and Sand Springs. Joliet has a customer query system that provides agents and major customers with direct computer access to the status of their production orders, the availability of inventory designated for them and our production schedule for their products.

     Rebar. According to the AISI, the size of the rebar market in the United States was approximately 5.9 million tons in 1998. Rebar is a lower value, higher volume commodity bar product for which price is an important competitive factor. Geographic proximity to customers, which in turn determines both freight costs and delivery times, is also a critical element in the rebar market, where profit margins are tight and independent fabricators typically depend on quick mill response rather than their own inventories to meet ever-changing construction schedules. We sell rebar to leading independent fabricators located in the south-central United States who then shear and bend the rebar to meet engineering or architectural specifications for construction projects. We produce rebar in Sand Springs, where the bars are rolled in standard diameters from #4 bar (1/2 inch or 13mm) to #18 bar (2 1/4 inches or 57mm) and sheared to standard lengths from 20 feet to 60 feet. To provide rapid response to customer needs, we usually maintain a finished goods inventory of 25,000 to 35,000 tons of rebar.

     Rebar demand is driven by trends in commercial and industrial construction and infrastructure investment. During periods of overall reduced steel industry demand, we have maintained relatively stable rebar sales volume due to the level of public sector investment in roads, bridges, dams, airports and public facilities in the south-central United States. We have successfully built and we strive to maintain long-term relationships with our customers by providing them with competitive pricing, assured product availability and reliable, prompt delivery and service. This strategy permits the fabricators to compete successfully in the construction and infrastructure markets, thus reinforcing our relationships with such fabricators.

     Due to the importance of pricing, freight costs and delivery response time, sales of rebar tend to be concentrated within close geographic proximity to a rebar manufacturer's mini-mill. Our rebar market is concentrated in the geographic area surrounding Sand Springs. In our primary market area of Oklahoma, Kansas and portions of southern Nebraska, western Missouri, western Arkansas, and northern Texas, we enjoy a freight advantage over our competitors and believe we have a market share in excess of 50%. Approximately 80% of our rebar shipments are made in this primary market area. The remaining rebar shipments are made in the adjacent regions of Nebraska, Missouri, Arkansas, Texas, Louisiana, New Mexico, and Colorado.

     Fabricated Products. We manufacture three fabricated steel products: fence posts, which are sold to distributors and farm cooperatives, fabricated rebar, including epoxy-coated rebar, and railroad track spikes. Fence posts are produced in a post fabrication shop located adjacent to the Rolling Mill in two weights (1.25 pounds per foot and 1.33 pounds per foot), in orange and green colors and various lengths from 4 feet to 8 feet. The majority of our fence post sales are concentrated in the Oklahoma, Kansas, Missouri, Texas and Arkansas market area.

     Fabricated rebar is shipped from Kansas City and Waddell to highway and construction contractors in Missouri, Kansas and Nebraska. In recent years, we have experienced increased demand from contractors bidding on infrastructure projects for fabricated rebar which is epoxy-coated prior to fabrication to protect against corrosion in the field. This has provided Kansas City with a competitive advantage and contributed to a growth in shipments. We believe that our epoxy coating line, the only one located in the Kansas City market, provides a competitive advantage in securing contracts. Since the acquisition of Waddell in October 1997, we have been successful at integrating the management of these two companies. With Waddell handling smaller, higher value added jobs and Kansas City able to handle larger volume jobs, we believe we have significantly strengthened our position in this market.

     On October 6, 1998, we purchased Wellington Industries, Inc., a railroad track spike manufacturer located in Sand Springs. The acquisition price was approximately $3 million, subject to performance related contingency payments, consisting of $1.5 million in cash and $1.5 million of unsecured subordinated promissory notes which mature annually over three years and bear interest at Bank America's prime rate. We believe that the purchase of Wellington secured a downstream market for our Rolling Mill products and it enhances our fabrication capabilities.

     Billets. We sell billets to forgers and other steel mills for conversion into finished products. Sales volume potential and pricing for billets, particularly in the spot market, is highly variable. The dominant competitive factors are availability and price. Billet sales to third parties are dependent on our own billet requirements and market conditions that vary widely.

     The Railway Company. We operate approximately seven miles of mainline rail line between Sand Springs and Tulsa, Oklahoma, primarily serving the operations of Sand Springs and, to a lesser extent, third parties. Revenues from third parties are immaterial to our financial results.

Manufacturing Process

     In Sand Springs, steel scrap is conveyed by rail car from our scrap yard to the melt shop, where the steel scrap is melted in two 85-ton electric arc furnaces. During the scrap melting process, impurities are removed from the molten steel. The molten steel is then poured into a ladle, where metal alloys are added to obtain desired chemical compositions. The molten steel is then conveyed to a six-strand continuous caster that casts various types of billets. The continuous caster is capable of casting billets up to 6 inches square and 50 feet long. These billets are then reheated, rolled and shaped into various finished steel products at the rolling mills in Sand Springs or Joliet or, to a lesser extent, sold to third parties. The rolling mill in Sand Springs produces rebar, "T" sections (which are further processed into fence posts), and a range of hot rolled bar products, including squares (which are forged into track spikes at Wellington). The rolling mills in Joliet produce an extensive range of hot rolled bar products. A portion of the rebar produced in Sand Springs is epoxy coated and/or fabricated at either Kansas City or Waddell.

Sales and Marketing

     Hot rolled bar products produced in Joliet are sold by our sales personnel and through commissioned sales representatives under exclusive agency agreements with us. Rebar and hot rolled bar products produced in Sand Springs are sold through our own sales personnel and limited sales agencies which also service Joliet. We market fence post directly to farm cooperatives and to fence post distributors. While some billets are sold through semi-finished steel brokers on the "spot" market, most are sold directly by us. As a result of increased production capacity directly related to the completion of the Shear Line Project, we expect that internal billet requirements will increase and the availability of billets for sale to third parties will decrease. As a result of adverse weather conditions that can impact construction activities and a normal seasonal downturn in manufacturing levels, we typically experience lower sales volumes in the third fiscal quarter.

Raw Materials

     Our primary raw material is steel scrap, which is generated principally from the following sources: industrial, automotive, demolition, railroad, obsolete and other. We purchase scrap in the open market through a limited number of steel scrap brokers and dealers or by direct purchase. The cost of steel scrap is subject to market forces, including demand by other steel producers and export volumes. Our cost of scrap can vary significantly, and we may not be able to adjust product prices in the short-term to recover large increases in scrap costs. Over longer periods of time, however, product prices and steel scrap prices have tended to move in the same direction.

     The long-term demand for steel scrap and its importance to the domestic steel industry may be expected to increase as mini-mill producers continue to expand steel scrap-based electric arc furnace capacity with additions to or replacements of existing integrated facilities. For the foreseeable future, however, we believe that supplies of steel scrap will continue to be available in sufficient quantities. In addition, a number of technologies exist for the processing of iron ore into forms which may be substituted for steel scrap in electric arc furnace-based steelmaking. Such forms include direct-reduced iron, iron carbide, hot-briquette iron and pig iron. A sustained increase in the price of steel scrap could result in increased use of these alternative materials. We have successfully employed scrap substitutes in our manufacturing process to achieve quality characteristics and we expect to increase usage of such substitutes in the future.

Energy

     Our manufacturing process in Sand Springs consumes large amounts of electricity. We purchase our electrical needs for Sand Springs from Public Service of Oklahoma (PSO) under a real time pricing tariff which is available only to PSO's largest customers. Under this tariff, we purchase a base load at a contracted price adjusted for fuel costs and then purchase or sell power on an hour-by-hour basis at rates which approximate PSO's incremental costs plus a small markup. Historically, we have been adequately supplied with electricity and we do not anticipate any material curtailment in our operations resulting from energy shortages.

     We believe that our utility rates from PSO are among the lowest in the domestic mini-mill steel industry. PSO is able to generate electricity at relatively low rates, as its electric load is generated using western coal and local natural gas as compared to the higher costs of electric utilities that generate electric load using oil or nuclear power.

     We also use natural gas to reheat billets, but we are not considered a large natural gas user. Since deregulation of the natural gas industry, we have negotiated and purchased well-head gas with supplemental transportation through local pipeline distribution networks. Although increases in the price of natural gas might have an adverse impact on our cost structure, any such price increase would likely have a similar affect on competitors using natural gas and/or electricity generated by natural gas. The majority of our natural gas needs (both to reheat billets and as a consumer of the electricity generated by natural gas) stem from use in Sand Springs,

Oklahoma, a state with excess natural gas supplies. Historically, we have been adequately supplied with natural gas and we expect an adequate supply to be available in the future.

Competition

     We compete with a number of domestic mini-mills in each of our markets. There are common competitive factors in the steel bar business--price, proximity to market, quality and service, for example--although their relative importance varies in the different market segments.

     In the market for hot rolled bar products, Joliet occupies a niche position at the specialty end of the product range. We believe we are the sole supplier to certain customers because of their requirements for particular shapes, sizes or steel chemistries. In other cases, we compete with a limited number of other producers of specialty hot rolled bar products, including Kentucky Electric Steel Incorporated, Calumet Steel Company, Laclede Steel Company and Northwestern Steel and Wire Company. From Sand Springs and to a much lesser degree from Joliet, we compete with mini-mill producers of standard hot rolled bar products, including Chaparral Steel Company, North Star Steel Company and Structural Metals, Incorporated. Competitors vary from customer to customer depending on product specifications and requirements for order sizes and inventory support.

     Since pricing, freight costs and delivery times are the most important competitive factors in the sale of rebar, sales tend to be concentrated within about 350 miles of a mini-mill. In the south-central United States, we enjoy a competitive advantage as the closest mill serving an area comprising Oklahoma, Kansas, western Missouri and Arkansas, and parts of northern Texas. The majority of our rebar tonnage was shipped to this area in fiscal 1999. We compete in the rebar market with a number of other mini-mills, principally Chaparral Steel Company and Structural Metals, Incorporated.

     We are not in competition on a regular basis with foreign or integrated steel producers. These mills have cost and freight disadvantages compared to us and other domestic mini-mills which have effectively precluded them from competing in the relatively low priced hot rolled bar product and rebar markets.

     Competitive factors in fence post sales include product quality measured by durability, appearance, workmanship, delivery response time, price, and freight costs. Competitors include Structural Metals, Incorporated and Chicago Heights Steel Company.

     For fabricated rebar, primary competitors are independent fabrication shops that are furnished with rebar from other mini-mills in the Midwest. In recent years, we believe that increased demand for epoxy-coated product from contractors bidding on infrastructure projects has provided Kansas City with a competitive advantage and contributed to growth in shipments. Other competitive factors include delivery performance, engineering support, accurate fabrication and competitive pricing. Waddell's focus is on small rebar projects, generally under 200 tons each. These two fabricators complement each other and allow for more efficient production at both locations.

     In the railroad track spike market competitive factors include quality, service and price. Our primary competitors are Ameristeel and Birmingham Rail.

Employees

     As of April 30, 1999, we had approximately 673 employees. Approximately 65% of our employees are represented by one of three bargaining units affiliated with the United Steelworkers of America (Sand Springs, Joliet and Kansas City). Sand Springs is party to a collective bargaining agreement covering approximately 289 hourly-paid production and maintenance employees. This agreement was negotiated as of March 2, 1997 and is for a three-year period expiring on March 1, 2000.

     Joliet is also party to a collective bargaining agreement covering approximately 133 hourly-paid production and maintenance employees, which was negotiated on February 28, 1999. The new agreement, which expires on March 1, 2002, contains provisions for wage increases and benefit changes. Kansas City has a collective bargaining agreement covering approximately 16 employees which expires on October 31, 1999. The Railway has approximately 14 employees who are represented by various labor unions. We believe that we have maintained good relationships with our labor unions in the past, but we are unable to provide assurance that the terms of any future collective bargaining agreements with any labor unions will contain terms comparable to the terms contained in its existing collective bargaining agreements.

     Since the last national, industry-wide strike of steelworkers in 1959, the Company has experienced only a five-day strike in Sand Springs in May 1988 and a work stoppage in Kansas City after the expiration of its collective bargaining agreement in September 1991. We have not experienced a protracted work stoppage in Sand Springs or Joliet, and we believe that we have good relations with our employees. However, we can give no assurance that work stoppages will not occur in the future, in connection with labor negotiations or otherwise.

Environmental Compliance

     We are subject to a broad range of Federal, state and local environmental requirements, including those governing air emissions and discharges into water, and the handling and disposal of wastes. We have spent substantial amounts to comply with these requirements. In the event that we release hazardous materials, we could potentially be responsible for the remediation of contamination associated with such a release.

     Primarily because the melting process in Sand Springs generates emission dust that contains lead, cadmium and other heavy metals, we are classified, in the same manner as other similar mini-mills in its industry, as a generator of hazardous waste. The Resource Conservation and Recovery Act of 1976, as amended
(RCRA), regulates the management of emission control sludge/dust from electric arc furnaces (K061), a waste stream generated in significant quantities in Sand Springs. All of the K061 generated in Sand Springs is shipped to Mexico, where a High Temperature Metals Recovery processor, Zinc Nacional, S.A., recovers the zinc, lead and cadmium and manufactures commercial and high purity zinc products. If a release of K061 were to occur, we could be required to remediate such a release. Although current law permits the export of K061, we can provide no assurance that new United States legislation prohibiting the export of hazardous waste materials or new Mexican legislation prohibiting the import of such materials, including K061, will not be enacted. In that event, we would have to find an alternative means of treatment or disposal of the K061 in compliance with RCRA. We believe that we could properly dispose of the K061 generated in Sand Springs by constructing an on-site recovery or chemical stabilization process or by shipping the K061 to a licensed domestic treatment facility. However, we can give no assurance that such an alternative would be available or that their construction and/or use would not result in significant cost increases.

     In accordance with the Clean Air Act Amendments of 1990 (CAAA) and Oklahoma's State Implementation Plan, we submitted a Title V application for an operating permit in January 1997 and received the permit in March, 1998. We have had one compliance audit that had no resulting violations or outstanding issues. Additional or new air emission control regulations or requirements applicable to our operations may be promulgated under the Clean Air Act in the future. We cannot at this time accurately estimate the costs, if any, of compliance with such future Clean Air Act regulations or requirements.

     We are in the final stages of work with the EPA in concluding their RCRA Compliance Evaluation Inspection, which was conducted by Region 6 officials in April of 1997. Because we have been able to effectively address all of the EPA's concerns, they have verbally indicated that no penalties should be imposed. The EPA has dismissed their consultants and decided to let our consultants write the final report, or "Risk Assessment." The report was filed on June 15, 1999 and the EPA review will take several more weeks. However, we now believe that the outcome of the inspection will not have a material adverse impact on our results of operations or financial condition. We also feel that any remediation work on the site (if any is required) will be minimal in nature and will not require us to make any substantial expenditures for remediation or environmental control during the next three years.

Cautionary Factors That May Affect Future Results

     Our disclosure and analysis in this report to shareholders contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate", "estimate", "expect", "project", "intend", "plan", "believe", or other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Specifically, these include statements relating to future actions, prospective products, future performance or results of current and anticipated new products, sales efforts, availability of raw materials, expenses such as energy costs, the outcome of contingencies, the cost of environmental compliance, capital expenditures and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

     Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion above--for example, competition--will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

     We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our other reports to the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties, and possibly inaccurate assumptions relevant to our businesses. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

 .    The steel industry is highly cyclical and seasonal in nature.
 .    There is the possibility of increased competition from other mini-mills.
 .    The risk of our ability to expand our product lines and increase acceptance of existing product lines.
 .    The risk of our ability to successfully produce quality products.
 .    There is risk regarding the availability of raw materials such as steel scrap.
 .    There is risk in cost and availability of energy, specifically natural gas and electricity.
 .    There are costs of environmental compliance and the impact of government regulations.
 .    Our relationship with our workforce, including the United Steelworkers of
     America Union.
 .    There are restrictive covenants and tests contained in our debt instruments that could limit our operating and financial flexibility.
 .    There have been imports into the United States that have affected the steel market.
 .    General economic conditions in the United States.

ITEM 2.   PROPERTIES AND FACILITIES
-------   -------------------------

     We own the properties that are the operations for Sand Springs, Joliet, and Waddell. The facility in Sand Springs is located on approximately 148 acres of land in Sand Springs, Oklahoma. The facility in Joliet is located on approximately 30 acres of land in Joliet, Illinois. Waddell's 33,000 square foot building is located on approximately 2 acres of land in Independence, Missouri. We lease 9 acres of land adjacent to the facility in Joliet from the Metropolitan Water Reclamation District of Greater Chicago under a long-term lease expiring in 2053. We also lease the plant in Kansas City, which contains approximately 77,100 square feet. We lease the Wellington facility which is approximately 26,000 square foot building located on approximately 3 acres in Sand Springs, Oklahoma.

     The facility in Sand Springs comprises an aggregate of approximately 520,390 square feet of floor space and contains two 85-ton electric arc furnaces, a six strand billet continuous caster, a rolling mill, two warehouses and a fence post shop. The current total annual capacity in Sand Springs is approximately 600,000 tons of billet, approximately 450,000 tons of rebar and hot rolled bar and approximately 70,000 tons of fence post.

     The facility in Joliet comprises an aggregate of approximately 334,305 square feet of floor space and contains a 12 inch merchant bar mill and a 10 inch merchant bar mill. The total annual capacity in Joliet is approximately 155,000 tons of hot rolled bar products.

     The Railway provides freight service between Sand Springs and Tulsa on seven miles of mainline track and 21 miles of spur line which connect customer facilities with the main line. The Railway owns the mainline track and three locomotives and operates a maintenance shop for normal repairs and upkeep. The Railway owns approximately 10 acres and leases and operates a transload facility and warehouse.

     We have granted a security interest in substantially all of the Railway assets to the Bank of Oklahoma as security for the Railway's obligations under the Railway Revolving Credit Facility and the Railway Term Loan.

     We have granted a first priority lien on substantially all of our real property and equipment (excluding the Railway, Waddell and Wellington) in favor of the Trustee for the benefit of the holders of the First Mortgage Notes.

ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

     We are not a party to any significant pending legal proceedings other than litigation incidental to our business that we believe will not materially affect our financial position or results of operations. Such claims against us are ordinarily covered by insurance. We can give no assurance, however, that insurance will be available in the future at reasonable rates.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

     On January 5, 1999, the stockholders of the Company voted to amend the 1993 Employee, Director and Consultant Stock Option Plan to allow for an independent appraisal of the formula used to calculate the fair market value of the equity of the Company.

PART II
-------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
-------   ------------------------------------------------
          STOCKHOLDER MATTERS
          -------------------

     Our Common Stock, par value $.01 per share, is not traded on an established public trading market. As of the date of this filing, there were eight stockholders of record. We paid dividends of $10,000,000, or $2.80 per share, to stockholders in fiscal 1998. There were no dividends paid during the year ended April 30, 1999. We have loan agreements that contain limitations on our ability to pay cash dividends on Common Stock.

ITEM 6. SELECTED FINANCIAL DATA
------  -----------------------

The following selected consolidated financial data for the five years ended April 30, 1999 has been derived from our financial statements audited by KPMG LLP, independent auditors. Our financial statements and the report thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with our financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7.

                                                                   (Dollars in thousands except per share and per ton data)
                                                                                Fiscal Year Ended April 30,
                                                                 ---------------------------------------------------------
                                                                    1995        1996        1997        1998        1999
                                                                    ----        ----        ----        ----        ------
Statement of Earnings Data:
     Sales.................................................      $ 175,753   $ 172,317   $ 170,865   $ 185,077   $ 163,444
     Cost of sales.........................................        144,385     143,121     140,234     148,496     125,013
                                                                 ---------   ---------   ---------   ---------   ---------
     Gross profit..........................................         31,368      29,196      30,631      36,581      38,431
     Selling, general and administrative expense...........         12,156      11,737      11,923      13,006      14,470
     Depreciation and amortization.........................          5,930       6,567       6,775       7,112       7,726
     Postretirement benefit expense other
         than pensions.....................................          3,153       2,776       2,353       2,681       2,411
     Restructuring charge [a]..............................              -           -       1,320           -           -
     Litigation Settlement [b].............................              -           -           -           -      (2,256)
                                                                 ---------   ---------   ---------   ---------   ---------
     Operating income (loss)...............................         10,129       8,116       8,260      13,782      16,080
     Interest expense......................................         (8,049)    (11,733)    (11,769)    (12,300)    (14,599)
     Other income (expense)................................            (58)        526           -        (180)         15
                                                                 ---------   ---------   ---------   ---------   ---------
     Income (loss) before income taxes and
         extraordinary item................................          2,022      (3,091)     (3,509)      1,302       1,496
     Income tax (expense) benefit..........................           (197)          -           -         495           -
                                                                 ---------   ---------   ---------   ---------   ---------
     Income (loss) from continuing operations..............          1,825      (3,091)     (3,509)      1,797       1,496
     Extraordinary item - loss on retirement of
         long-term debt, net of income tax benefit of
         $0 in 1998 [c]....................................              -           -           -      (8,023)          -
                                                                 ---------   ---------   ---------   ---------   ---------

     Net income (loss).....................................      $   1,825   $  (3,091)  $  (3,509)  $  (6,226)  $   1,496
                                                                 =========   =========   =========   =========   =========

Dividends per common share.................................      $     .18   $     .52   $       -   $    2.80   $       -

    Balance Sheet Data (at end of period):
     Total assets..........................................      $ 146,459   $ 143,182   $ 136,627   $ 143,618   $ 152,561
     Long-term debt (including current portion)............         93,170      97,041      96,550     114,384     125,595
     Stockholders' equity (deficit)........................         11,395       6,385       2,156     (14,126)    (13,197)

Other Data:
     Capital expenditures..................................      $  24,220   $   4,978   $   3,695   $   9,023   $   6,248
     Net tons shipped......................................        500,151     477,005     473,755     490,128     420,353
     Average price per ton shipped.........................      $     351   $     361   $     361   $     378   $     389
     Average production cost per ton shipped...............            290         300         296         303         297
     Number of active employees at end of period...........            718         705         670         623         673
     Ratio of earnings to fixed charges [d]................           1.19           -           -        1.10        1.10

_____________________________
[a] A restructuring charge of $1.3 million was recognized in fiscal 1997 as a result of early retirement incentives included in a collective bargaining agreement and salaried workforce reductions in Sand Springs.

[b] Litigation settlement income of $2.3 million was recorded in fiscal 1999 as a result of a lawsuit against certain graphite electrode manufacturers.

[c] Extraordinary loss of $8.0 million was recorded in 1998 related to the First
    Mortgage Note offering. The extraordinary charge related to a redemption premium, unamortized discount and debt issue costs associated with the retirement of our old First Mortgage Notes that were due in 2001.

[d] Ratio of earnings to fixed charges is defined as income before income taxes and extraordinary item plus amortization of debt issuance cost and interest expense divided by the sum of interest expense plus amortization of debt issuance costs. Earnings were insufficient to cover fixed charges by approximately $3,091 in 1996 and $3,509 in 1997.

     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     -------  -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS
              -----------------------------------

          The following discussion should be read in conjunction with our Consolidated Financial Statements and notes included in item 8 of this Form 10-K.

     General

          The results of operations are dependent on the level of construction, infrastructure spending, oil and gas, agribusiness, and general economic activity in the U.S. Our sales are seasonal with the third fiscal quarter generally being weaker than the rest of the year. The major cost components of our products are steel scrap and other raw materials, energy, labor, warehousing and handling, and freight costs.

          The following table provides information regarding the historical results of operations (in thousands):

                                                                   Fiscal Year Ended April 30,
                                          ---------------------------------------------------------------------------
                                                    1997                      1998                      1999
                                          ------------------------  ------------------------  -----------------------
Operating Results:                        Net Sales    % of Sales   Net Sales    % of Sales   Net Sales    % of Sales
                                          ----------  ------------  ----------  ------------  ----------  -----------
Sales                                     $ 170,865        100.0%     185,077        100.0%     163,444        100.0%
Cost of sales                               140,234         82.1%     148,496         80.2%     125,013         76.5%
                                          ---------                   -------                   -------

     Gross profit                            30,631         17.9%      36,581         19.8%      38,431         23.5%

Selling and administrative                   11,923          7.0%      13,006          7.0%      14,470          8.9%
Depreciation and                              6,775          4.0%       7,112          3.8%       7,726          4.7%
 amortization
Postretirement benefit                        2,353          1.4%       2,681          1.4%       2,411          1.5%
 expense
Restructuring Expense                         1,320          0.8%           -            -            -            -
Litigation settlement                             -            -            -            -       (2,256)        (1.4%)
                                          ---------                   -------                   -------

     Operating income                         8,260          4.8%      13,782          7.4%      16,080          9.8%

Interest expense, net                        11,769          6.9%      12,300          6.6%      14,599          8.9%
Other                                             -            -          180          0.1%         (15)        (0.0%)
                                          ---------                   -------                   -------
     Income (loss) from operations
      before taxes and
      extraordinary item                     (3,509)        (2.1%)      1,302          0.7%       1,496          0.9%
Income tax benefit                                -            -          495          0.3%           -            -
                                          ---------                   -------                   -------

     Income (loss) from operations
      before extraordinary item              (3,509)           -        1,797            -        1,496            -
Extraordinary item-loss
 on retirement of debt                            -            -       (8,023)        (4.3%)          -            -
                                          ---------                   -------                   -------


     Net income (loss)                    $  (3,509)        (2.1%)     (6,226)        (3.4%)      1,496          0.9%
                                          =========                   =======                   =======

     The following table provides information regarding the historical shipment levels and average selling prices per ton:

                                                                Fiscal Year Ended April 30,
                                                           -----------------------------------------
                                                              1997            1998            1999
                                                              ----            ----            ----
       Tons shipped:
       Hot Rolled Bars                                        174,290        185,700         154,397
       Rebar                                                  185,745        212,159         171,075
       Fabricated Products                                     53,208         55,511          63,757
                                                             --------        -------         -------
       Total finished products                                413,243        453,370         389,229
       Billets                                                 60,512         36,758          31,124
                                                             --------        -------         -------
       Total tons shipped                                     473,755        490,128         420,353
                                                             ========        =======         =======
       Price per ton:
       Hot Rolled Bars                                       $    435            456             461
       Rebar                                                      292            297             299
       Fabricated Products                                        460            468             501
       Billets                                                    214            229             201

       Average price per ton shipped                              361            378             389
       Average production cost per ton                            296            303             297

Results of Operations

Fiscal 1999 As Compared To Fiscal 1998

     Sales. Sales in fiscal 1999 were approximately $21.6 million or 11.7% less than sales in fiscal 1998. There were several factors that contributed to this fluctuation in sales:

 . We had unusually low rebar inventories at the beginning of the 1999 fiscal year due to the shutdown for the installation of a more efficient, higher capacity shear line in the fourth quarter of fiscal 1998 (the Shear Line Project). Consequently, we produced more rebar during the first two quarters in order to satisfy customer demands which took some time away from production of hot rolled bar products. We believe that we were able to retain our customers during this low inventory period and that there is no lasting impact on our customer relationships.

 . In the third quarter of fiscal 1999, we were negatively impacted by unsettled market conditions caused by the Asian economic crisis. We had lower sales of hot rolled bars that support certain industries such as oil field and agricultural equipment manufacturers. We believe that the Asian economic crisis prompted inventory reductions among service centers and certain original equipment manufacturers and created pricing pressure.

 . Although not as significant, rebar imports impacted our sales and pricing of un-graded rebar.

 . In October 1998, we purchased Wellington, a railroad track spike manufacturer which increased sales of fabricated products.

 . During the first two fiscal quarters of 1999, we curtailed billet sales to third parties due to maintenance problems and summer power outages that we had in the Sand Springs melt shop.

 . Steel scrap raw material costs decreased during fiscal 1999 affecting cost of sales and billet pricing.

   Cost of Sales and Expenses. Average product costs decreased to $297 in fiscal 1999 from $303 in fiscal 1998 due to decreases in steel scrap raw material costs, partially offset by the higher costs associated with finished goods product mix. Gross profit as a percentage of net sales increased from fiscal 1998 to fiscal 1999 due to increases in sales prices, sales mix of higher margin finished goods, and lower steel scrap raw material costs.

   Selling, general and administrative expenses increased over the prior fiscal year due to the acquisitions of Waddell and Wellington, additional property taxes assessed and environmental expenditures related to the RCRA Compliance Evaluation Inspection.

   Depreciation increased because of additional capital expenditures primarily in Sand Springs. Amortization increased compared to the prior year due to increased amortization of intangible assets associated with the acquisitions of Waddell and Wellington.

   Postretirement benefit expense, which is calculated by an independent actuary, decreased compared to last year because of favorable retiree health claim experience.

   During fiscal 1999, we were parties in a lawsuit with several other steel manufacturers against certain graphite electrodes manufacturers related to price fixing within the electrode industry. We received approximately $2.3 million related to the settlement of this lawsuit.

   Interest expense increased due to the level of outstanding debt during the fiscal year. Additions to debt were due to working capital and capital expenditure requirements.

Fiscal 1998 As Compared To Fiscal 1997

Sales. Sales in fiscal 1998 were approximately $14.2 or 8.3% higher than in fiscal 1997 due primarily to the following:

 . During fiscal 1998, we continued to improve operations in the Sand Springs rolling mill and implement our business strategy to improve finished product mix. We decreased billet sales and increased finished product sales in all product lines.

 . Market conditions improved during fiscal 1998 for rebar and hot rolled bar products contributing to increases in shipments and pricing.

 . In October 1997 we purchased Waddell, a rebar fabricator that specializes in smaller volume, higher value added construction contracts which increased sales of fabricated products.

   Cost of Sales and Expenses. Average product costs increased from the prior year due to an increase in scrap raw material costs and an increase in the mix of finished product sales. In fiscal

1998, billet shipments decreased 23,754 tons while finished products shipments increased 40,127 tons. Gross profit as a percentage of net sales increased from 1997 to 1998 due to the increase in sales prices as well as an increase in the sales mix of higher margin finished goods.

   Selling, general and administrative expense increased approximately $1.1 million from fiscal 1997 levels due to the addition of Waddell, additional environmental consulting expenditures and payments on performance incentive plans.

   Depreciation and amortization increased $0.3 million from fiscal 1997 to fiscal 1998. Depreciation expense increased as a result of capital expenditures in fiscal 1997 and 1998. Amortization expense increased due to increased amortization of intangible assets associated with the acquisition of Waddell and debt issuance costs.

   Post-retirement benefit expense increased $0.3 million from fiscal 1997 to fiscal 1998 due to a decrease in the discount rate.

   Interest expense increased $0.5 million from fiscal 1997 to fiscal 1998 due to the level of outstanding debt during the fiscal year. Additions to debt were due to working capital and capital expenditure requirements.

Liquidity and Capital Resources

   As of April 30, 1999, we had long-term indebtedness of $125.6 million and approximately $30.1 million of additional borrowing availability under our revolving credit agreements. We were in compliance with all of our debt covenants under our long-term debt instruments as of April 30, 1999.

   Borrowings under our revolving credit agreements bear interest at a floating rate. To the extent that interest rates increase, and to the extent that amounts outstanding under the revolving credit agreements increase, there will be corresponding increases in our interest obligations. In addition to borrowings under the revolving credit agreements, we have historically used cash flow from operations and equipment financing agreements to fund our investing activities, including capital expenditures.

   Cash flow used by operating activities was $3.7 million in fiscal 1999, compared with cash flow provided by operating activities of $14.0 million in fiscal 1998. The decrease in cash provided by operations is due primarily to the re-building of inventories and decreases in accounts payable as a result of paying for the Shear Line Project that was included in accounts payable at the end of fiscal 1998.

   Earnings before interest, taxes, depreciation, amortization, restructuring expense, extraordinary item and the non-cash portion of the post-retirement expense (EBITDA) was approximately $25.2 million at April 30, 1999 as compared to $22.8 million in the prior year. We believe that EBITDA is a valuable measure of our operating cash flow and we consider it an indicator of our ability to meet interest payments and fund capital expenditures. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles and EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements. We exclude restructuring expense, extraordinary items and gain or loss on retirements from EBITDA due to the non-recurring nature of these items.

   Cash used in investing activities in fiscal 1999 was $8.9 million, consisting principally of the purchase of Wellington and capital improvements of $6.2 million including $0.7 million related to last years Shear Line Project. In fiscal 1999, cash provided by financing activities consisted of increases in the revolving line of credit, proceeds from equipment financing and the debt related to the purchase of Wellington. Cash used in financing activities included payments on the revolving credit facilities and other equipment loans and the repurchase of common stock.

   Cash flow from operating activities was $14.0 million in fiscal 1998, compared with cash flow from operating activities of $4.7 million in fiscal 1997. The increase in cash provided by operations was due to improved operations, decreases in inventories, and increases in accounts payable. Cash used in investing activities in fiscal 1998 was $11.4 million, consisting principally of the purchase of Waddell and capital improvements. In fiscal 1998, we offered $110 million of First Mortgage Notes due 2005 (First Mortgage Notes). Cash used in financing activities included payment of offering costs, payments on the revolving credit facilities, payment of the First Mortgage Notes due 2001 and payment of dividends.

   Our cash flow from operating activities and borrowings under our revolving credit facilities are expected to be sufficient to fund capital improvements and meet any near-term working capital requirements. We estimate that our annual level of necessary maintenance capital expenditures is approximately $3 million. On a long-term basis, we have significant future debt service obligations. Our ability to satisfy these obligations and to secure adequate capital resources in the future will be dependent on our ability to generate adequate operating cash flow. We expect that our cash flow from operations and borrowing availability under the revolving credit facilities will be sufficient to fund the repayment of the First Mortgage Notes and other investing activities. This will be dependent on our overall operating performance and is subject to general business, financial and other factors affecting us and others in the domestic steel industry, as well as prevailing economic conditions, certain of which are beyond our control. The leveraged position we are in and the restrictive covenants we have in our bond Indenture and the revolving credit facilities could significantly limit our ability to withstand competitive pressures or adverse economic conditions.

Compliance with Environmental Laws and Regulations

          We are subject to a broad range of federal, state and local environmental regulations and requirements, including those governing air emissions and discharges into water, and the handling and disposal of solid and/or hazardous wastes. As part of the normal course of business, we incur expenses, primarily for the disposal of bag house dust generated in the meltshop, to comply with these regulations and requirements. Expenses were approximately $2.1 million in fiscal 1997, $2.0 million in fiscal 1998 and $2.2 million in fiscal 1999. Capital expenditures incurred to comply with these requirements were approximately $0.3 million in fiscal 1998 and $1.1 million in fiscal 1999. In addition, in the event that we release a hazardous substance, we could be responsible for the remediation of contamination associated with such a release. We believe that we are currently in substantial compliance with all known material and applicable environmental regulations.

Inflation

   We have not experienced any material adverse effects on operations in recent years because of inflation, though margins can be affected by inflationary conditions. Our primary cost components are ferrous scrap and other raw materials, energy and labor, all of which are susceptible to domestic inflationary pressures. Pricing of finished products, however, can be influenced by general economic conditions and competitive factors in the steel industry. While we have been successful in passing on cost increases to our customers through price adjustments, the effect of steel imports, severe market price competition and under-utilized industry capacity has in the past, and could in the future, limit our ability to adjust pricing.

Year 2000 Compliance

   State of Readiness. We recognized the Year 2000 (Y2K) Information Technology issues in 1986 and began to address the problem with the re-design of our internal information systems. We instituted a comprehensive Year 2000 strategy in 1997. In early 1998, we created a formal Y2K Task Force with executive oversight to examine Y2K issues as they pertain to areas outside internal information systems including the following:

Information Systems Infrastructure. Hardware, networks and operating systems that support our software.
Desktop Applications. Private user spreadsheets and data collection that may have Y2K issues.
Facilities. Basic infrastructure items as well as backup power, fire control systems, security systems, scales and phones.
Manufacturing/Distribution. Process control equipment and software and other manufacturing operations that have personal computers, board level computers, or PLC's (Programmable Logic Controllers) interfaced to them.
Product Compliance. Primarily testing equipment. Spectrometers, personal computers interfaced to testing equipment, meters and gauges used by the quality assurance department.
Supply Chain. Supply vendors, transportation and utilities, third party support organizations, banking and finance.

   The Task Force is responsible for taking an inventory of all systems software and equipment to identify potential Y2K issues and for developing remediation plans for problems identified. To date, the majority of the financial and commercial systems have been converted to full Y2K compliance. The payroll system and the accounts receivable systems are currently not Y2K compliant. However, the payroll system is in Phase IV of a four-phase project. The accounts receivable system is currently in Phase I of a three-phase conversion. Both projects are on schedule and expected to be completed during 1999. In addition, the accounts payable system has a minor Y2K problem but testing has confirmed that it does not pose a service interruption risk.

   Outside the areas noted above, only minor problems were identified with electronic equipment and third party software. Our rolling mill and shear line in Sand Springs were both installed in the last four years. The rolling mill relies on a third party system that has been represented to us as being Y2K compliant, with the exception of certain upgrades that we expect to have installed by September of 1999. All remaining third party software has been examined and has been represented by the vendor as being Y2K compliant. The Task Force has surveyed all vendors with invoices that total over $10,000 in the previous calendar year in an attempt to ascertain the potential risks within the supply chain, specifically in the areas of raw materials and utilities. We have received responses from approximately 80% of the vendors surveyed and the Task Force has recommended additional follow up for vendors failing to respond to the survey. To date, we have not received any unfavorable responses from significant vendors. It is anticipated that the vendor survey process will be completed by July of 1999. Although others in the steel industry will be required to spend significant amounts to become Y2K compliant, we identified problem areas early and upgraded equipment and systems in the normal course of business. The historical and estimated future costs related to Y2K issues have not been and are not expected to be significant.

   The Risks of Year 2000 Issues and Contingency Plans. While we believe we have taken the necessary steps to identify and remediate our Y2K issues, the failure to do so prior to January 1, 2000 could result in system/equipment failures causing disruption in routine business activities including the production of goods. We believe that our greatest risk of Y2K issues to be with third party suppliers and customers. The failure of third parties upon whom we rely to timely remediate their Y2K issues could result in disruption to our daily operations including the production of steel products. As a result of our reliance on third parties to resolve their Y2K issues, the overall risks associated with the year 2000 remain difficult to accurately describe and quantify. There can be no assurance that the Y2K issues will not have a material adverse impact on us or on our operations. We have developed contingency plans in areas where the risk of Y2K failures appears to be possible and where the cost of a contingency plan is not prohibitive.

Accounting Pronouncements

   Currently, we have no significant derivative instruments and accordingly, the adoption of Statement of Financial Accounting Standards (Statement) No. 133, "Accounting for Derivative Instruments and Hedging Activities" issued by the Financial Accounting Standards Board on June 15, 1998, is not expected to have a significant effect on our consolidated results of operations, financial position, or cash flows.

ITEM 8.  FINANCIAL STATEMENTS
-------  --------------------



                         Independent Auditors' Report



The Board of Directors and Stockholders
Sheffield Steel Corporation:


We have audited the accompanying consolidated balance sheets of Sheffield Steel Corporation and subsidiaries as of April 30, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended April 30, 1999. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the index at Item 14(a)2. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sheffield Steel Corporation and subsidiaries at April 30, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                   /s/ KPMG LLP

Tulsa, Oklahoma
June 6, 1999

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets
                  (In thousands, except share and share data)

                                                                                 April 30,
                                                                         -----------------------
                    Assets                                                  1998          1999
                    ------                                                  ----          ----
Current assets:
 Cash and cash equivalents                                              $   2,590             86
 Accounts receivable, less allowance for doubtful accounts of
     $658 at April 30, 1998 and 1999                                       20,994         19,943
 Inventories                                                               33,548         44,034
 Prepaid expenses and other                                                   861          1,486
 Deferred income tax asset                                                  2,942          3,353
                                                                        ---------        -------
       Total current assets                                                60,935         68,902

Property, plant and equipment, net                                         68,730         68,310
Property held for sale                                                        439            439
Intangible asset, less accumulated amortization of $1,316
    and $2,249 in 1998 and 1999, respectively                               8,672         10,011
Other assets                                                                   94            482
Receivable from parent                                                      2,705          2,705
Deferred income tax asset                                                   2,043          1,712
                                                                        ---------        -------

                                                                        $ 143,618        152,561
                                                                        =========        =======
          Liabilities and Stockholders' Deficit
          -------------------------------------

Current liabilities:
 Current portion of long-term debt                                      $   1,702          2,885
 Accounts payable                                                          19,745         14,803
 Accrued interest payable                                                   5,151          5,362
 Accrued liabilities                                                        6,290          6,455
 Due to affiliated company                                                     85             75
                                                                        ---------        -------
       Total current liabilities                                           32,973         29,580

Long-term debt, excluding current portion                                 112,682        122,710
Accrued postretirement benefit costs                                       10,988         12,380
Other liabilities                                                           1,101          1,088
                                                                        ---------        -------
       Total liabilities                                                  157,744        165,758
                                                                        ---------        -------

Stockholders' deficit:
 Common stock, $.01 par value, authorized 10,000,000
      shares, issued and outstanding 3,570,125 and
       3,459,300  at April 30, 1998 and 1999, respectively                     36             35

 Additional paid-in capital                                                 2,536          2,024
 Retained deficit                                                         (15,698)       (14,202)
                                                                        ---------        -------
       Total stockholders' deficit                                        (13,126)       (12,143)
    Less loans to stockholders                                              1,000          1,054
                                                                        ---------        -------
                                                                          (14,126)       (13,197)

Commitments and contingencies
                                                                        ---------        -------

                                                                        $ 143,618        152,561
                                                                        =========        =======

See accompanying notes to consolidated financial statements.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                 (In thousands)

                                                                      Year Ended April 30,
                                                            ---------------------------------------------
                                                              1997               1998             1999
                                                              ----               ----             ----
Sales                                                       $ 170,865           185,077           163,444
Cost of sales                                                 140,234           148,496           125,013
                                                            ---------           -------           -------

       Gross profit                                            30,631            36,581            38,431

Selling, general and administrative expense                    11,923            13,006            14,470
Depreciation and amortization expense                           6,775             7,112             7,726
Postretirement benefit expense other than pensions              2,353             2,681             2,411
Restructuring expense                                           1,320                 -                 -
Litigation settlement                                               -                 -            (2,256)
                                                            ---------           -------           -------

       Operating income                                         8,260            13,782            16,080
                                                            ---------           -------           -------

Other (expense) income:
 Interest expense, net                                        (11,769)          (12,300)          (14,599)
 Other                                                              -              (180)               15
                                                            ---------           -------           -------
                                                              (11,769)          (12,480)          (14,584)
                                                            ---------           -------           -------
       Income (loss) from operations before
          income taxes and extraordinary item                  (3,509)            1,302             1,496

Income tax benefit                                                  -               495                 -
                                                            ---------           -------           -------

             Income (loss) from operations before
                extraordinary item                             (3,509)            1,797             1,496

Extraordinary item - loss on retirement of debt                     -            (8,023)                -
                                                            ---------           -------           -------

       Net income (loss)                                    $  (3,509)           (6,226)            1,496
                                                            =========           =======           =======

See accompanying notes to consolidated financial statements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

           Consolidated Statements of Stockholders' Equity (Deficit)
                       (In thousands, except share data)

                                                                 Year Ended April 30,
                                                         --------------------------------------
                                                          1997             1998            1999
                                                         -----             ----            ----
Common stock:
  Balance at beginning of year                        $    34                34              36
  Common stock warrants
     Exercised (245,250 shares)                             -                 2               -
  Common stock retired (161,450 shares)                     -                 -              (2)
  Stock options exercised (50,625 shares)                   -                 -               1
                                                      -------           -------         -------
  Balance at end of year                                   34                36              35
                                                      -------           -------         -------

Additional paid-in capital:
  Balance at beginning of year                          3,591             2,536           2,536
  Agreement to repurchase 50,625 shares
     of common stock                                   (1,055)                -               -
  Common stock retired                                      -                 -            (886)
  Stock options exercised                                   -                 -             374
                                                      -------           -------         -------
  Balance at end of year                                2,536             2,536           2,024
                                                      -------           -------         -------

Retained earnings (deficit):
  Balance at beginning of year                          4,037               528         (15,698)
  Net income (loss)                                    (3,509)           (6,226)          1,496
  Dividends                                                 -           (10,000)              -
                                                      -------           -------         -------
  Balance at end of year                                  528           (15,698)        (14,202)
                                                      -------           -------         -------

Total stockholders' equity (deficit)                  $ 3,098           (13,126)        (12,143)
                                                      =======           =======         =======




See accompanying notes to consolidated financial statements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                Year Ended April 30,
                                                                    ------------------------------------------
                                                                        1997             1998             1999
                                                                        ----             ----            -----
Cash flows from operating activities:
    Net income (loss)                                               $ (3,509)          (6,226)           1,496
 Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                     6,919            7,409            8,052
     Loss (gain) on sale or retirement of assets                           -              160              (15)
     Accrual of postretirement benefits other than
         pensions, net of cash paid                                    1,272            1,893            1,392
     Non-cash portion of extraordinary item                                -            2,995                -
     Deferred income taxes                                                 -             (495)             (80)
     Changes in assets and liabilities, net of effects
        of acquisition of business':
      Accounts receivable                                                751              726            1,520
      Inventories                                                      3,209            3,779          (10,065)
      Prepaid expenses and other                                        (538)             677             (241)
      Other assets                                                       (54)             (16)            (441)
      Accounts payable                                                (4,020)           2,899           (5,610)
      Accrued interest payable                                             -              651              211
      Accrued liabilities                                               (680)             373              122
      Due to affiliated company                                            2               36              (10)
      Income taxes payable                                                 -                -                -
      Other liabilities                                                1,377             (875)             (13)
                                                                     -------          -------          -------
             Total adjustments                                         8,238           20,212           (5,178)
                                                                     -------          -------          -------

                  Net cash provided by (used in) operating
                   activities                                          4,729           13,986           (3,682)
                                                                     -------          -------          -------

Cash flows from investing activities:
 Capital expenditures                                                 (3,695)          (9,023)          (6,248)
 Acquisition of business, net of cash acquired                             -           (2,414)          (2,635)
 Proceeds from sale of fixed assets                                       18                -               18
                                                                     -------          -------          -------

                 Net cash used in investing activities                (3,677)         (11,437)          (8,865)
                                                                     -------          -------          -------


                                                                     (Continued)

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                                (In thousands)

                                                                                Year Ended April 30,
                                                                       --------------------------------------
                                                                          1997           1998            1999
                                                                          ----           ----            ----
Cash flows from financing activities:
 Net increase (decrease) under revolving lines of credit              $ (1,995)       (19,684)          6,875
 Proceeds from issuance of long-term debt                                2,075        112,213           7,091
 Repayment of long-term debt                                              (715)       (76,502)         (2,990)
 Payment of debt issuance costs                                              -         (6,001)            (45)
 Payments in respect of stock appreciation rights                         (448)             -               -
 Dividends paid                                                              -        (10,000)              -
 Payments to retire stock                                                    -              -            (888)
                                                                      --------        -------          ------

        Net cash provided by (used in) financing activities             (1,083)            26          10,043
                                                                      --------        -------          ------

Net (decrease) increase in cash and cash equivalents                       (31)         2,575          (2,504)

Cash and cash equivalents at beginning of year                              46             15           2,590
                                                                      --------        -------          ------

Cash and cash equivalents at end of year                              $     15          2,590              86
                                                                      ========        =======          ======

Supplemental Disclosure of Cash Flow Information
------------------------------------------------
Cash paid during the year for:
 Interest                                                             $ 11,625         11,352          14,062
                                                                      ========        =======          ======
 Income taxes                                                         $      -              -              80
                                                                      ========        =======          ======

Noncash items:
 Change in unfunded accumulated benefit obligation
      included in other assets and other liabilities                  $     53            172               -
                                                                      ========        =======          ======
 Decrease in paid-in capital for stock repurchase agreement           $  1,055              -               -
                                                                      ========        =======          ======
 Increase in other liabilities for stock repurchase agreement         $    662              -               -
                                                                      ========        =======          ======
 Decrease in loans to stockholders related to stock
     repurchase agreement                                             $    393              -               -
                                                                      ========        =======          ======
 Increase in accounts receivable for stock option exercise            $      -              -             375
                                                                      ========        =======          ======



See accompanying notes to consolidated financial statements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         April 30, 1997, 1998 and 1999
                       (In thousands, except share data)

(1)  Summary of Significant Accounting Policies

Organization and Nature of Business

The consolidated financial statements of Sheffield Steel Corporation (the Company, which may be referred to as we, us or our) include the accounts of its divisions, Sheffield Steel-Sand Springs (Sand Springs), Sheffield Steel-Kansas City (Kansas City), and Sheffield Steel-Joliet (Joliet) and its wholly owned subsidiaries, Sheffield Steel Corporation-Oklahoma City (Oklahoma City), Waddell's Rebar Fabricators, Inc. (Waddell) since October 28, 1997, Wellington Industries, Inc. (Wellington) since October 7, 1998 and Sand Springs Railway Company (the Railway). HMK Enterprises, Inc. (HMK) owns approximately 93% of our currently issued and outstanding common stock. All material intercompany transactions and balances have been eliminated in consolidation.

Our primary business is the production of concrete reinforcing bar, fence posts, and a range of hot rolled bar products including rounds, flats and squares. We operate in an economic environment wherein the commodity nature of both our products for sale and our primary raw materials cause sales prices and purchase costs to fluctuate, often on a short-term basis, due to the worldwide supply and demand situation for those commodities. The supply and demand factors for our products for sale and the supply and demand factors for our primary raw materials correlate to a degree, but are not necessarily the same. Therefore, margins between sales price and production costs can fluctuate significantly on a short-term basis. We grant credit to customers under normal industry standards and terms. We have established policies and procedures that allow for proper evaluation of each customer's creditworthiness as well as general economic conditions. Consequently, an adverse change in those factors could effect our estimate of bad debts.

Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (as determined by the first-in first-out method) or market. The cost of work-in-process and finished goods inventories is based on standards which approximate cost. Work-in-process and finished goods include direct labor and allocated overhead.

Intangible Assets

Intangible assets consist primarily of goodwill and debt issuance costs. The cost of goodwill is being amortized on a straight-line basis over a period of 40 years. Debt issuance costs are amortized over the term of the related indebtedness. Our policy is to recognize an impairment of the carrying value of goodwill when our best estimate of undiscounted future cash flows over the remaining amortization period is less than the carrying amount.

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

We are members of a group that files a consolidated income tax return with HMK (the Group). The Group's tax-sharing agreement provides that current and deferred income taxes are determined as if each member of the Group were a separate taxpayer. All income taxes payable or receivable are due to or from HMK.

Pension and Other Postretirement Plans

On May 1, 1998, we adopted Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits which revises employers' disclosures about pension and other postretirement plans but does not change the method of accounting for such plans.

We have defined benefit pension plans covering the hourly employees at Sand Springs and Joliet and the salary employees at Sand Springs. The benefits are based on years of service and the employee's compensation during the highest five out of the last ten years before retirement. The cost of this program is being funded currently.

We also sponsor a defined benefit health care plan for the retirees and employees in Sand Springs. We measure the costs of this obligation based on our best estimate. The net periodic costs are recognized as employees render the services necessary to earn the postretirement benefits.

Environmental Compliance Costs

We accrue for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Environmental remediation costs have not had a material impact on our financial position, results of operations, or liquidity.

Revenue Recognition

Revenues from sales are recognized when products are shipped to customers, except the Railway which recognizes revenues when services are performed.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements, Continued

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported. We believe that these estimates are reasonable and proper, however, actual results could differ from our estimates.

Stock Option Plan

We adopted SFAS No. 123, "Accounting for Stock-Based Compensation" which permits, but does not require, a fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows companies to continue applying the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", however, such companies are required to disclose pro forma net income and earnings per share as if the fair value based method had been applied. We have elected to continue to apply the provisions of APB Opinion No. 25 for puposes of computing compensation expense and we have provided the pro forma disclosure provisions of SFAS No. 123 herein.

Segment Information

We operate in a single operating segment providing steel products and services to the steel manufacturing and fabricating industry. We had sales of $163,444 in fiscal 1999, of which $162,730 were sales in the United States and $714 were sales outside the United States. We sell our products in the United States and internationally through our own sales force and to a limited extent, sales agencies. Our assets are all located in the United States. We have one customer that accounted for approximately 12% of sales in 1998 and 14% of sales in 1999, and no customers that accounted for greater than 10% of sales in 1997.

(2)  Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of cash and cash equivalents, trade accounts receivable and trade accounts payable approximates the fair value because of the short maturity of those instruments. The carrying amounts of notes payable to banks and equipment financing companies (see Note 5) approximates the fair value due to these debt instruments having variable interest rates similar to those that are currently available to us. The fair value of the first mortgage notes (see Note
5) at April 30, 1999, based on the currently offered market price, is approximately $107.8 million versus a carrying value of approximately $110.0 million.

(3)  Inventories

The components of inventories are as follows:

                                                            April 30,
                                                      ---------------------
                                                       1998           1999
                                                       ----           ----
Raw materials and storeroom supplies                  $10,673        12,408
Work in process                                        11,721        13,390
Finished goods                                         11,154        18,236
                                                      -------        ------

                                                      $33,548        44,034
                                                      =======        ======

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements, Continued


(4)    Property, Plant and Equipment

The components of property, plant and equipment are as follows:

                                                             April 30,
                                                    ------------------------
                                                      1998            1999
                                                      ----            ----
Land and buildings                                  $ 17,264          17,561
Machinery and equipment                               94,872         106,327
Roadbed and improvements                               5,303           5,492
Construction in process                                7,562           2,181
                                                    --------         -------
                                                     125,001         131,561
Less accumulated depreciation and amortization        56,271          63,251
                                                    --------         -------

                                                    $ 68,730          68,310
                                                    ========         =======

Depreciation and amortization of property, plant and equipment charged to operations was $6,271 in 1997, $6,605 in 1998 and $7,119 in 1999.

The range of estimated useful lives for determining depreciation and amortization of the major classes of assets are:


          Buildings                     5-25 years
          Machinery and equipment       3-25 years
          Roadbed and improvements      3-40 years

(5)    Long-term Debt

Long-term debt is comprised of the following:

                                                             April 30,
                                                    ------------------------
                                                      1998            1999
                                                      ----            ----
First mortgage notes [a]                            $110,000         110,000
Revolving credit agreement [b]                             -           6,285
Railway term loan [c]                                  1,500           1,000
Railway revolving credit agreement [c]                     -             620
Equipment notes [d]                                    1,050           4,931
Notes payable [e]                                      1,834           2,759
                                                    --------         -------
                                                     114,384         125,595
Less current portion                                   1,702           2,885
                                                    --------         -------

                                                    $112,682         122,710
                                                    ========         =======

[a] On November 26, 1997, we issued $110,000 of 11.5% First Mortgage Notes due 2005. Interest on the First Mortgage Notes is payable semi-annually on June 1st and December 1st of each year at the rate of 11.5% per year. The First Mortgage Notes are secured by a first priority lien on substantially all existing and future real property and equipment. We are subject to certain covenants including certain limitations on additional indebtedness and restricted payments, such as dividends and purchases of stock.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements, Continued

[b] The revolving credit agreement with a bank provides for maximum borrowings of $40,000 based on a percentage of eligible accounts receivable and inventory. Borrowings are secured by a first priority lien on inventory and accounts receivable. Interest is computed at prime plus a variable margin (based on the achievement of certain interest coverage ratios) from 0% to 1% and is payable monthly. At April 30, 1999, the interest rate was 7.75%. An annual commitment fee of .25% is charged on the unused portion of the revolving credit agreement. The agreement continues through November 1, 2002 and thereafter on a year-to-year basis until terminated by us or the lender.

[c] The Railway credit agreement with a bank is comprised of two notes; a $2,000 term loan with $500 principal payments each year with the final payment on July 31, 2000, and a $1,500 million line of credit maturing July 31, 2000. The notes are secured by all of the assets and capital stock of the Railway. Interest is computed at prime plus a variable margin (based on the achievement of certain interest coverage ratios) from 0% to 1% and is payable quarterly. At April 30, 1999, the interest rate was 7.75%.

[d] Equipment notes are notes payable to equipment financing companies and vendors related primarily to the financing of equipment purchases. The notes are payable in monthly principal installments of $143 plus interest payable at variable rates. The notes mature on various dates through 2004 and are secured by equipment.

[e] Notes payable consists of various notes issued and assumed in conjunction with the acquisition of Waddell and Wellington and are secured by the stock of these two companies. The notes, which mature over the next three to four years, bear interest at varying rates based on the prime rate of interest as determined by Bank of America.

The aggregate maturities of long-term debt for the years ended April 30, are as follows:

     2000                           $  2,885
     2001                              3,243
     2002                              1,857
     2003                              7,404
     2004                                206
     Thereafter                      110,000
                                    --------
 Total maturities                   $125,595
                                    ========

Interest costs were $11,769 in 1997, $12,300 in 1998 and $14,599 in 1999.
Various agreements contain restrictive covenants including limitations on additional borrowings, dividends and other distributions and the retirement of stock. Additionally, certain agreements require maintenance of specified performance ratios. In the event of default of the restrictive covenants or failure to maintain the specified performance measures, the lender may withdraw the credit agreements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements, Continued

(6)  Income Taxes

We had no income tax expense or benefit for the year ended April 30, 1997. Income tax benefit for the years ended April 30, 1998 and 1999 consists of:

                                               Current     Deferred    Total
                                               -------     --------    -----
Year ended April 30, 1998:
  U.S. federal tax benefit (expense)           $     -        421      $ 421
  State tax benefit (expense)                        -         74         74
                                               -------        ---      -----
                                               $     -        495      $ 495
                                               =======        ===      =====

Year ended April 30, 1999:
  U.S. federal tax benefit (expense)           $   (80)        80      $   -
  State tax benefit (expense)                        -          -          -
                                               -------        ---      -----
                                               $   (80)        80      $   -
                                               =======        ===      =====

Income taxes attributable to operations differed from the amounts computed by applying the U.S. federal income tax rate of 34% as a result of the following:

                                                    Year Ended April 30,
                                                   ------------------------
                                                    1997      1998     1999
                                                    ----      ----     ----

Computed "expected" tax benefit (expense)          $ 1,193    (443)      509
State income taxes, net of federal benefit             140     (52)       60
Change in valuation allowance                       (1,032)    872       429
Utilization of net operating loss carryforwards          -       -    (1,026)
Other, net                                            (301)    118        28
                                                   -------    ----    ------
                                                   $     -     495         -
                                                   =======    ====    ======

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                            April 30,
                                                      ----------------------
                                                         1998        1999
                                                         ----        ----
Deductible temporary differences:
   Inventories                                        $   957        1,355
   Allowance for doubtful accounts                        250          250
   Accrued liabilities not deductible until paid        1,769        1,636
   Postretirement benefit costs                         4,175        4,704
   Restructuring charge                                   520          513
   Net operating loss carryforwards                    13,847       13,159
   Alternative minimum tax credit carryforwards           962        1,042
   Investment tax credit carryforwards                  3,298        3,523
                                                      -------       ------
                                                       25,778       26,182
   Less valuation allowance                             8,986        8,886
                                                      -------       ------
                                                       16,792       17,296
Taxable temporary difference - plant and equipment    (11,807)     (12,231)
                                                      -------       ------

         Net deferred tax asset                       $ 4,985        5,065
                                                      =======       ======

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements, Continued

At April 30, 1999, we had available net operating loss (NOL) carryforwards for regular federal tax purposes of approximately $34,629 which will expire as follows: $66 in 2001, $69 in 2002, $100 in 2004, $135 in 2005, $2,623 in 2007,
$4,374 in 2008, $5,797 in 2009, $7,447 in 2011, $6,264 in 2012 and $7,754 in
2013. We have investment tax credit carryforwards of $599 for federal tax purposes and $2,924 for state tax purposes. We have fully reserved for the investment tax credit carryforwards as it is likely that they will not be utilized prior to their expiration. The credits expire in various periods through 2007. We also have available $1,042 of alternative minimum tax (AMT) credit carryforwards which may be used indefinitely to reduce future federal regular income tax obligations. Of the amounts noted above, approximately $810 of NOL carryforwards and $152 of investment tax credit carryforwards were added due to the purchase of Wellington and can only be used if Wellington has taxable income; these amounts were fully reserved at the date of acquisition. Future annual postretirement benefit costs are expected to exceed deductible amounts for many years and it is anticipated that all of the deferred tax assets related thereto will be utilized as such amounts become deductible.

A valuation allowance is required when it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon future profitability. The steel industry has historically experienced cyclical earnings patterns and we have normally utilized all NOL's generated during the down cycle. Substantially all of our NOL's have been generated since 1992 and can be attributed to a down cycle in the industry in 1992 through 1995, losses incurred in the closing of our Oklahoma City facility and losses on the early retirement of debt. The latter two events have accounted for $6.8 million and $13.3 million in losses, respectively. During this latest upward cycle which began in 1995, we have installed a new rolling mill and shear line which has increased the productivity and efficiency in the production of rebar and has enabled us to produce certain higher quality hot rolled bar products. Delays in the installation, testing and acceptance of these projects have negatively impacted earnings during this period. We continue to introduce new mill products and make progress toward achieving the anticipated potential of the mill. However, we can give no assurance that the mill will reach the forecasted production goals or that we will achieve future profitability.

Accordingly, we established a valuation allowance at April 30, 1999, to reduce the deferred tax assets to a level which, based on historical taxable income trends and our projections for future taxable income, will more likely than not, be realized. In order to fully realize the remaining net deferred tax asset, we will need to generate future taxable income of approximately $13 million.

(7)  Employee Benefit Plans

We have defined benefit plans that cover the hourly employees at Sand Springs and Joliet and the salary employees at Sand Springs. Benefits are generally based on years of service and the employee's compensation during the last ten years of employment. Our funding policy is to contribute annually at least the minimum amount necessary to avoid a deficiency in the funding standard.

In addition to the defined benefit pension plan, we also provide postretirement health and life insurance benefits to certain retirees and their beneficiaries, generally for the remainder of their lives. The Plan is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles, co-insurance, and Medicare. Our policy is to fund accumulated postretirement benefits on a "pay-as-you-go" basis.

The following tables set forth the plan's benefit obligations, fair value of plan assets, and funded status at April 30, 1999 and 1998 as determined by an independent actuary:

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements, Continued

                                                        Pension Benefits                 Other Benefits
                                                   -------------------------         -----------------------
                                                     1998             1999             1998           1999
                                                   --------         --------         --------       --------
Change in benefit obligation:
  Benefit obligation at beginning of year          $ 21,188           25,220           19,543         22,983
  Service cost                                          735              792              292            264
  Interest costs                                      1,591            1,831            1,539          1,396
  Plan participants' contributions                        -                -                -              -
  Amendments                                              -              147                -              -
  Actuarial loss/(gain)                               2,898            1,856            2,868         (2,444)
  Benefits paid                                      (1,192)          (1,557)          (1,259)        (1,186)
                                                   --------         --------         --------       --------

     Benefit obligation at end of year               25,220           28,289           22,983         21,013
                                                   --------         --------         --------       --------
Change in plan assets:
  Fair value of plan assets at beginning of year     21,653           26,527                -              -
  Actual return on plan assets                        5,300            3,441                -              -
  Employer contributions                                766            1,265                -              -
  Plan participants' contributions                        -                -                -              -
  Benefits paid                                      (1,192)          (1,557)               -              -
                                                   --------         --------         --------       --------

     Fair value of plan assets at end of  year       26,527           29,676                -              -
                                                   --------         --------         --------       --------

Funded status                                         1,307            1,387          (22,983)       (21,013)
  Unrecognized actuarial loss                        (3,852)          (3,211)          (9,526)       (11,453)
  Unrecognized prior service cost                       597              711                -              -
  Unrecognized transition obligation/(asset)          2,092            1,570           21,521         20,086
                                                   --------         --------         --------       --------

     Net amount recognized                         $    144              457          (10,988)       (12,380)
                                                   ========         ========         ========       ========

Amount recognized in the statement of
 Financial position consist of:
  Prepaid/(accrued) benefit cost                   $    144              457          (10,988)       (12,380)
  Accrued benefit liability                               -             (206)               -              -
  Intangible asset                                        -              206                -              -
  Accumulated other comprehensive income                  -                -                -              -
                                                   --------         --------         --------       --------

     Net amount recognized                         $    144              457          (10,988)       (12,380)
                                                   ========         ========         ========       ========

Weighted-average assumptions as of
April 30:
Discount rate                                          7.00             7.00%            7.00%          7.00%
Rate of compensation increase                           0-4              0-4%            0.00%          0.00%
Expected rate of return on plan assets                 8.00%            8.50%            0.00%          0.00%

For measurement purposes, the medical trend rates used for HMO and PPO/indemnity plans were 6.0% and 9.5%, respectively. The medical and HMO trend rates are assumed to decline one-half percent per year to an ultimate level of 5.0%. The health care cost trend rate assumption has a significant effect on the amounts reported.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements, Continued

The following table presents the components of the net periodic benefit cost:

                                                               Pension Benefits      Other Benefits
                                                               -----------------    -----------------
                                                                 1998     1999       1998      1999
                                                               -------   -------    -------   -------
Components of net periodic benefit cost:
  Service cost                                                 $   735       792        292       264
  Interest cost                                                  1,591     1,831      1,539     1,396
  Expected (return)/loss on plan assets                         (1,842)   (2,218)         -         -
  Amortization of unrecognized transition obligation               522       522      1,435     1,435
  Amortization of prior service cost                                 1        34          -         -
  Recognized actuarial loss                                          7        (8)      (585)     (684)
                                                               -------   -------    -------   -------

     Net periodic benefit cost                                 $ 1,014       953      2,681     2,411
                                                               =======   =======    =======   =======

At April 30, 1999, we had one pension plan that has a projected benefit obligation in excess of plan assets. For this plan, the projected benefit obligation was $3,659, the accumulated benefit obligation was $3,659, and the fair value of plan assets was $3,170.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                              1-Percentage-          1-Percentage-
                                                             Point Increase         Point Decrease
                                                          ---------------------  ---------------------
Effect of total of service and interest on cost                $    231               $    (192)
 components
Effect on postretirement benefit obligation                    $  2,624               $  (2,218)

We have certain divisions of the Company that maintain defined contribution plans in which various groups of employees participate. We made contributions to these plans of $81 in 1997, $89 in 1998, and $132 in 1999.


(8)    Operating Leases

We are obligated under various noncancelable operating leases for certain land and buildings. These leases generally contain inflationary rent escalations and require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases (except those with lease terms of a month or less that were not renewed) was $313 in 1997, $315 in 1998 and $345 in 1999. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) for the years ending April 30, are as follows:

          2000                                        $  392
          2001                                           409
          2002                                           411
          2003                                           275
          2004                                           120
          Later years                                    175
                                                      ------
            Total                                     $1,782
                                                      ======

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements, Continued

(9)  Commitments and Contingencies

We are partially self-insured for certain risks consisting primarily of employee health insurance programs and workers' compensation. Probable losses and claims are accrued as they become estimable. We maintain letters of credit totaling approximately $2.3 million in accordance with workers' compensation arrangements.

We are involved in claims and legal actions arising in the ordinary course of business. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations, or liquidity.

(10)  Related Party Transactions

An affiliated company provides management and business services to us, including, but not limited to, financial, marketing, executive personnel, corporate development, human resources, and limited legal services. We believe that transactions with related parties are at costs that could be obtained from third parties. Management fees charged were $569 in 1997, $720 in 1998 and $817 in 1999. In addition, we purchase general liability, workers' compensation and other insurance through an affiliated company that provides risk management services. These risk management services include; procuring and maintaining property and casualty insurance coverage; reviewing and recommending alternative financing methods for insurance coverage; identifying and evaluating risk exposures, and preparing and filing proof of loss statements for insured claims. Total fees paid for insurance services were $115 in 1997, $142 in 1998 and $204 in 1999.

During fiscal year 1993, certain minority shareholders issued $1,000 of notes receivable to us. The notes bear interest at an annual rate of 7.61% and are secured by common stock of the Company owned by those shareholders. Principal and interest are due on February 1, 2007, unless extended at our option until February 1, 2012. The principal balance outstanding was $700 as of April 30, 1998 and 1999.

On September 30, 1996, we signed an agreement to repurchase 50,625 shares of our common stock from two minority shareholders who were former officers of the Company. The stock repurchase is pursuant to the Amended and Restated Stockholder's Agreement dated September 15, 1993 and the stock purchase price was calculated in accordance with the agreement. As a result of this transaction, $393 of notes receivable from the former shareholders was satisfied, we recorded a note payable in the amount of $662 and decreased paid-in capital by $1,055. The notes payable accrue simple interest at 6.02% and are being repaid in five annual installments that began December 12, 1997. The principal balance outstanding was $530 at April 30, 1998 and $397 at April 30, 1999.

On January 31, 1999, we signed a short-term note receivable with an officer of the Company for $375. The note is secured by common stock of the Company and is due July 31, 1999.

We have a receivable of $2,205 from HMK related to certain tax attributes allocated to us. Under an agreement with HMK, the receivable will be realized by reducing future income taxes otherwise payable to HMK. In addition, we advanced $500 to HMK to secure a letter of credit for the Joliet insurance program.

(11)  Stock Options

On September 15, 1993, the Board of Directors adopted, and the stockholders approved, our 1993 Employee, Director and Consultant Stock Option Plan (the Stock Option Plan). The Stock Option Plan provides for the grant of incentive options to key employees and nonqualified stock options to key employees, directors, and consultants. A total of 580,000 shares of our common stock, which would represent approximately 16.8% of the common stock on a fully diluted basis, have been reserved for issuance under the Stock Option Plan. The options vest three years from the date of grant and may be

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements, Continued


exercised within 10 years from the grant date for incentive stock options or 20 years from the grant date for non-qualified stock options at a price not less than the fair market value of the stock at the time the options are granted. Fair market value for purposes of determining the exercise price is determined by appraisal as prescribed in the Stock Option Plan. At April 30, 1999, there were 106,000 additional shares available for grant under the Stock Option Plan.

We apply APB Opinion No. 25 in accounting for the Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. If we had determined compensation cost based on the fair value at the grant date for our stock options under SFAS No. 123, our results would have been reduced to losses of $3,578 in 1997 and $6,303 in 1998 and income of $1,409 for the year ended April 30, 1999.

The per share weighted-average fair value of stock options granted was $4.83 in 1997, $4.66 in 1998 and $7.48 in 1999 on the date of grant using the minimum value method with the following assumptions: expected dividend yield of approximately 1.0%, risk-free interest rate of 6.38%, and an expected life of five years. Pro forma net income reflects only options granted in 1997, 1998 and 1999.

The options outstanding and activity during the periods indicated is as follows:

                                                                           Weighted Average
                                                            Options         Exercise Price
                                                           ---------        --------------
At April 30, 1996                                           405,000             $ 7.41
   Granted                                                   51,000              20.52
                                                            -------
At April 30, 1997                                           456,000               8.87
   Granted                                                    5,000              19.88
   Canceled                                                  (5,000)             20.52
                                                            -------
At April 30, 1998                                           456,000               8.87
   Granted                                                   18,000              30.48
   Exercised                                                (50,625)              7.41
                                                            -------
At April 30, 1999                                           423,375               9.96
                                                            =======

Exercise prices for options outstanding as of April 30, 1999 ranged from $7.41 to $30.48. The weighted-average remaining contractual life of those options is
12.8 years. There were 405,000 shares exercisable as of April 30, 1997 and 1998 and 354,375 exercisable as of April 30, 1999.

In connection with the adoption of the Stock Option Plan, we elected to terminate our Stock Appreciation Rights Plan (SAR). Existing liabilities under the SAR plan were frozen at their current level. All vested rights become exercisable upon the participants' termination. Included in other liabilities at April 30, 1998 and 1999 is $368 which is the present value of the SAR's based on vesting and retirement dates.

(12)  Restructuring Expense

During fiscal 1997, we recognized costs related to workforce reductions. Approximately 42 hourly employees accepted early retirement incentives resulting in costs of approximately $1,070 during the fourth quarter of fiscal 1997. In addition, 14 salaried employees were involuntarily terminated in the third quarter of fiscal 1997 resulting in severance costs totaling approximately $250.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements, Continued

(13)   Litigation Settlement

We were party to a lawsuit with several other steel manufacturers against certain manufacturers of carbon electrodes related to price fixing within the electrode industry. We recognized approximately $2,256 related to settlements reached to date with certain of the defendents.

(14)   Extraordinary Item

We incurred a $8,023 extraordinary loss related to the First Mortgage Note offering completed during the third quarter of 1998. The extraordinary charge related primarily to a redemption premium, unamortized discount and debt issue costs associated with the retirement of our First Mortgage Notes that were due 2001.

(15)   Acquisition

On October 28, 1997, we acquired all of the outstanding capital stock of Waddell's Rebar Fabricators, Inc. The purchase price of the stock was $3,137, subject to certain potential performance related payments. We paid approximately $1,100 in cash and incurred $2,000 in debt related to this acquisition. The acquisition was accounted for in accordance with the purchase method. The fair value of tangible assets acquired was $2,490 including $1,902 of current assets and $588 of fixed assets. The amount of liabilities assumed was $812 including $701 of accounts payable and other accrued liabilities and $111 of long-term debt. In addition, we recorded $1,459 as excess of cost over net assets acquired (goodwill).

On October 6, 1998, we acquired all of the outstanding capital stock of Wellington Industries, Inc. The acquisition price consisted of $1,500 in cash, subject to performance related contingency payments, and unsecured, subordinated promissory notes in an aggregate principal amount of $1,464. The acquisition was accounted for in accordance with the purchase method. The fair value of tangible assets acquired was $1,683 including $1,229 of current assets and $454 of fixed assets. The amount of liabilities assumed was $947 including $711 of accounts payable and accrued liabilities and $236 of long-term debt. In addition, we recorded $2,228 as excess cost over net assets acquired (goodwill).

The following pro forma financial information reflects the results of operations for the years ended April 30, 1998 and 1999 as though the operations of Waddell and Wellington had been considered combined as of May 1, 1997:

                                                        Year Ended April 30,
                                                       ----------------------
                                                          1998        1999
                                                         -------     -------
Sales                                                    $189,907    164,929
                                                         ========    =======

Income (loss) from operations before extraordinary item  $  1,721      1,328
                                                         ========    =======

Net income (loss)                                        $ (6,302)     1,328
                                                         ========    =======

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------   ------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------

     None

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
--------  --------------------------------

     The information included under the caption entitled "Management" in our Proxy Statement dated July 31, 1999, with respect to directors and executive officers is incorporated herein by reference in response to this item.

     Because we do not have a class of securities registered under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), none of our directors, executive officers or ten percent or greater securityholders are subject to the reporting requirements of Section 16(a) of the Exchange Act. Accordingly, disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not applicable.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

     The information regarding compensation of our executive officers is included under the caption entitled "Executive Compensation" in our Proxy Statement dated July 31, 1999, and is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------  ---------------------------------------------------
          MANAGEMENT
          ----------

     The information regarding beneficial ownership of our Common Stock by certain beneficial owners and by management is included under the caption entitled "Share Ownership" in our Proxy Statement dated July 31, 1999, and is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

     The information regarding certain relationships and related transactions with management and others is included under the caption entitled "Certain Transactions" in our Proxy Statement dated July 31, 1999, and is incorporated herein by reference in response to this item.

                                    PART IV
                                    -------


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------- ---------------------------------------------------------------

ITEM 14(a)1.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS COVERED BY
------------  -----------------------------------------------------
              REPORT OF INDEPENDENT AUDITORS
              ------------------------------

   The Consolidated Financial Statements of Sheffield Steel Corporation are included in Item 8:

         Independent Auditors' Report

         Consolidated Balance Sheets - April 30, 1998 and 1999

         Consolidated Statements of Operations - Years ended April 30, 1997, 1998 and 1999

         Consolidated Statements of Stockholders' Deficit - Years Ended April 30, 1997, 1998 and 1999

         Consolidated Statements of Cash Flows - Years Ended April 30, 1997, 1998 and 1999

         Notes to Consolidated Financial Statements - April 30, 1997, 1998 and 1999


ITEM 14(a)2.  INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
------------  ---------------------------------------------------

   The following consolidated financial statement schedules of Sheffield Steel Corporation are included in Item 14(d):

         Form 10-K Schedules       Description                  Page
         -------------------       -----------                  ----
                                                               Number
                                                               ------

               II               Valuation and Qualifying        45
                                        Accounts

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

                                 Exhibit Index

 Exhibit                                                                                                         Sequentially
   No.                                                 Description                                               numbered page
--------    -------------------------------------------------------------------------------------------------    -------------
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

   4.3      Intercreditor Agreement, dated December 1, 1997, among Sheffield Steel Corporation, NationsBank,
            N.A. and State Street Bank and Trust Company, as Trustee (Incorporated by reference to Exhibit
            4.3 to the Registrant's Registration Statement on Form S-1 filed on January 9, 1998).

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

    4.17     Sixth Amendment to Receivable and Inventory Financing Agreement, dated December 1, 1997 between
             Sheffield Steel Corporation and NationsBank, N.A. (Incorporated by reference to Exhibit 4.17 to the Registrant's Regristration Statement on Form S-1 filed on January 9, 1998).

 ** 4.18     Seventh Amendment to Receivable and Inventory Financing Agreement, dated December 1, 1997                        48
             between Sheffield Steel Corporation and NationsBank, N.A.

 ** 4.19     Eighth Amendment to Receivable and Inventory Financing Agreement, dated April 13, 1999 between                   58
             Sheffield Steel Corporation and NationsBank, N.A.

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

**10.23     Sheffield Steel Corporation 1993 Employee, Director and Consultant Stock Option Plan, as Amended.                 64
*

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

  10.33     Stock Purchase Agreement between Sheffield Steel Corporation, Waddell's Rebar Fabricators, Inc.
            and the Stockholders of  Waddell's Rebar Fabricators, Inc. dated October 27, 1997.
            (Incorporated by reference to Exhibit 10.38 to the Registrant's Quarterly Report on Form 10Q for
            the Quarter ended October 31, 1997.)

    10.34     Master Loan and Security Agreement between Sheffield Steel Corporation and Sanwa Business Credit
              Corporation dated June 30, 1998. (Incorporated by reference to Exhibit 10.34 to the Registrant's
              Annual Report on Form 10K for the fiscal year ended April 30, 1998.)

    10.35     Sixth Amendment to Restated Credit Agreement, date July 31, 1998 between Sand Springs Railway
              Company and Bank of Oklahoma, N.A. (Incorporated by reference to Exhibit 10.35 to the
              Registrant's Quarterly Report on Form 10Q for the Quarter ended July 31, 1998.)

    10.36     Stock Purchase Agreement between Sheffield Steel Corporation, Wellington Industries, Inc. and
              the Stockholders of Wellington Industries, Inc. Dated October 6, 1998.  (Incorporated by
              reference to Exhibit 10.36 to the Registrant's Quarterly Report on Form 10Q for the Quarter
              ended October 31, 1998.)

**  12        Statement re Computation of Ratio of Earnings to Fixed Charges.                                                   77

**  13        Statement re Computation of EBITDA.                                                                               78

**  21        Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 to the Registrant's
              Registration Statement on Form S-1 filed on  August 17, 1993).                                                    79

**  27        Financial Data Schedule.                                                                                          80

    *    Executive Compensation Plans and Arrangements
    **   Filed herewith.

ITEM 14(b).  REPORTS ON FORM 8-K
----------   -------------------

     No reports on Form 8-K were filed during the fourth quarter ended April 30, 1999.

ITEM 14(c).  EXHIBITS
----------   --------

     The response to this portion of item 14 is submitted as a separate section of this report.

ITEM 14(d).  CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
----------   -----------------------------------------

                                                                     Schedule II

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                   Years ended April 30, 1999, 1998 and 1997
                                 (In thousands)

                                              Balance          Charged to                           Balance
                                             April 30,         Costs and        Deductions -       April 30,
                                               1998             Expenses         Write-offs          1999
                                               ----             --------         ----------          ----
Accounts receivable - allowance for
    doubtful accounts                          $ 658                 -                 -              658
                                                 ===             =====              ====              ===

                                              Balance          Charged to                           Balance
                                             April 30,         Costs and        Deductions -       April 30,
                                               1997             Expenses         Write-offs          1998
                                               ----             --------         ----------          ----
Accounts receivable - allowance for
    doubtful accounts                          $ 658                 -                 -              658
                                                 ===             =====              ====              ===

                                              Balance          Charged to                           Balance
                                             April 30,         Costs and        Deductions -       April 30,
                                               1996             Expenses         Write-offs          1997
                                               ----             --------         ----------          ----
Accounts receivable - allowance for
    doubtful accounts                          $ 658                 -                 -              658
                                                 ===             =====              ====              ===

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SHEFFIELD STEEL CORPORATION

July 19, 1999                  /s/ Robert W. Ackerman
-------------------------     -----------------------------
Date                          Robert W. Ackerman, President
                              and Chief Executive Officer

July 19, 1999                  /s/ Stephen R. Johnson
-------------------------     -----------------------------
Date                          Stephen R. Johnson, Vice President
                              and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

July 19, 1999                  /s/ Robert W. Ackerman
-----------------------       -----------------------------
Date                          Robert W. Ackerman, Director

July 19, 1999                  /s/ Steven E. Karol
-----------------------       -----------------------------
Date                          Steven E. Karol, Director

July 19, 1999                  /s/ Dale S. Okonow
-----------------------       -----------------------------
Date                          Dale S. Okonow, Director

July 19, 1999                  /s/ Jane M. Karol
-----------------------       -----------------------------
Date                          Jane M. Karol, Director

July 19, 1999                  /s/ Howard H. Stevenson
-----------------------       -----------------------------
Date                          Howard H. Stevenson, Director

July 19, 1999                  /s/ Robert Schaal
-------------                 -----------------------------
Date                          Robert Schaal, Director

                 ============================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549




                                   Exhibits
                                      to
                                 Annual Report
                                      on
                                   Form 10-K
                           for the Fiscal Year Ended
                                 April 30, 1999



                          SHEFFIELD STEEL CORPORATION


                 ============================================