Form 10-Q
period 1999-07-31
SHEFFIELD STEEL CORP
filed 1999-09-13
CIK 910719

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                   Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999


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

Yes   X    No _____
    -----


     At the date of this filing, there were 3,459,300 shares of the Registrant's $.01 par value Common Stock outstanding. The aggregate market value of voting stock held by nonaffiliates is unknown as the Registrant's stock is not traded on an established public trading market.

                          SHEFFIELD STEEL CORPORATION
                                   FORM 10-Q

                                     Index

                                                                            Page
                                                                            ----

Part I.  Financial Information

Item 1.  Financial Statements
         Consolidated Condensed Balance Sheets -
         April 30, 1999 and July 31, 1999                                      3

         Consolidated Condensed Statements of Operations -
         Three months ended July 31, 1998 and 1999                             4

         Consolidated Condensed Statements of Cash Flows -
         Three months ended July 31, 1998 and 1999                             5

         Notes to Consolidated Condensed Financial Statements                6-7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      8-12


Part II. Other Information

Item 1.  Legal Proceedings                                                    13

Item 4.  Submission of Matters to a Vote of Security Holders                  13

Item 6.  Exhibits and Reports on Form 8-K                                     13

Signature                                                                     14

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                (In thousands)

                                                                                         July 31,
                                                                          April 30,        1999
Assets                                                                      1999         Unaudited
------                                                                      ----         ---------
Current assets:
 Cash and cash equivalents                                                $     86             295
 Accounts receivable, less allowance for doubtful accounts of $658
     at April 30, 1999 and $733 at July 31, 1999                            19,943          22,948
 Inventories                                                                44,034          46,399
 Other current assets                                                        4,839           4,548
                                                                          --------         -------

       Total current assets                                                 68,902          74,190

Property, plant and equipment, net                                          68,310          68,179
Intangible assets, net                                                      10,011           9,776
Other assets                                                                 3,626           3,879
Deferred income tax asset, net                                               1,712           1,662
                                                                          --------         -------

     Total assets                                                         $152,561         157,686
                                                                          ========         =======

      Liabilities and Stockholders' Deficit
      -------------------------------------

Current liabilities:
 Current portion of long-term debt                                        $  2,885           2,783
 Accounts payable                                                           14,878          14,003
 Accrued interest payable                                                    5,362           2,236
 Accrued liabilities                                                         6,455           7,162
                                                                          --------         -------

       Total current liabilities                                            29,580          26,184

Long-term debt, excluding current portion                                  122,710         128,065
Accrued post-retirement benefit costs                                       12,380          12,775
Other liabilities                                                            1,088           1,087
                                                                          --------         -------

            Total liabilities                                              165,758         168,111
                                                                          --------         -------

Stockholders' deficit:
 Common stock                                                                   35              35
 Additional paid-in capital                                                  2,024           2,024
 Accumulated deficit                                                       (14,202)        (11,417)
                                                                          --------         -------

       Total stockholders' deficit                                         (12,143)         (9,358)
    Less loans to stockholders                                               1,054           1,067
                                                                          --------         -------

                                                                           (13,197)        (10,425)
                                                                          --------         -------

           Total liabilities and stockholders' deficit                    $152,561         157,686
                                                                          ========         =======

    See accompanying notes to consolidated condensed financial statements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                Consolidated Condensed Statements of Operations
                                (In thousands)
                                  (Unaudited)

                                                                        Three Months Ended
                                                                              July 31,
                                                                       ---------------------
                                                                         1998          1999
                                                                         ----          ----
Sales                                                                  $43,077        42,939
Cost of sales                                                           33,848        31,821
                                                                       -------        ------

       Gross profit                                                      9,229        11,118

Selling, general and administrative expense                              3,602         4,098
Depreciation and amortization expense                                    1,864         2,084
Postretirement benefit expense other than pensions                         730           646
Litigation settlement                                                        -        (2,326)
                                                                       -------        ------

        Operating income                                                 3,033         6,616

Other expense:
  Interest expense, net                                                  3,481         3,698
  Other                                                                     15           133
                                                                       -------        ------
                                                                         3,496         3,831
                                                                       -------        ------
        Income (loss) from operations before
            Income taxes                                                  (463)        2,785

Income tax expense                                                           -             -
                                                                       -------        ------

        Net income (loss)                                              $  (463)        2,785
                                                                       =======        ======

    See accompanying notes to consolidated condensed financial statements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                Consolidated Condensed Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                  Three Months Ended
                                                                                       July 31,
                                                                              --------------------------
                                                                                1998              1999
                                                                                ----              ----
Cash flows from operating activities:
 Net income (loss)                                                            $  (463)            2,785
 Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
      Depreciation and amortization                                             1,945             2,163
      Loss on sale of assets held for sale                                          -               118
      Accrual of postretirement benefits other than pensions,
          Net of cash paid                                                        480               395
      Changes in assets and liabilities                                        (9,749)           (8,890)
                                                                              -------            ------

      Net cash used in operating activities                                    (7,787)           (3,429)
                                                                              -------            ------

Cash flows from investing activities:
 Capital expenditures                                                          (1,254)           (1,797)
 Proceeds from sale assets held for sale                                            -               182
                                                                              -------            ------

      Net cash used in investing activities                                    (1,254)           (1,615)
                                                                              -------            ------

Cash flows from financing activities:
 Net increase in long-term debt                                                 7,307             5,253
 Other                                                                           (655)                -
                                                                              -------            ------

      Net cash provided by financing activities                                 6,652             5,253
                                                                              -------            ------

Net (decrease) increase in cash                                                (2,389)              209

Cash and cash equivalents at beginning of period                                2,590                86
                                                                              -------            ------

Cash and cash equivalents at end of period                                    $   201               295
                                                                              =======            ======

Supplemental disclosure of cash flow information
------------------------------------------------
Cash paid during the period for interest                                      $ 6,443             6,743
                                                                              =======            ======
Cash paid during the period for income taxes                                  $     -                30
                                                                              =======            ======

    See accompanying notes to consolidated condensed financial statements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Condensed Financial Statements
                            July 31, 1998 and 1999
                                (In thousands)
                                  (Unaudited)

1)  Basis of Presentation and Summary of Accounting Policies

The consolidated financial statements of Sheffield Steel Corporation (the Company, which may be referred to as we, us or our) include the accounts of its divisions, Sheffield Steel-Sand Springs (Sand Springs), Sheffield Steel-Kansas City (Kansas City), and Sheffield Steel-Joliet (Joliet) and its wholly owned subsidiaries, Sheffield Steel Corporation-Oklahoma City (Oklahoma City), Waddell's Rebar Fabricators, Inc. (Waddell), Wellington Industries, Inc. (Wellington) since October 7, 1998 and Sand Springs Railway Company (the Railway). HMK Enterprises, Inc. (HMK) owns approximately 93% of our currently issued and outstanding common stock. All material intercompany transactions and balances have been eliminated in consolidation. Our primary business is the production of concrete reinforcing bar, fence posts, and a range of hot rolled bar products including rounds, flats and squares. Our products are sold throughout the continental United States. We operate in a single operating segment providing steel products and services to the steel manufacturing and fabricating industry.

These condensed consolidated interim financial statements have been prepared by us without audit, according to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that we believe were necessary for a fair statement of the results for the interim periods. All adjustments made were normal recurring accruals. We suggest that these interim financial statements are read in conjunction with the financial statements and notes contained in our Form 10-K for the year ended April 30, 1999. Operating results for the three months ended July 31, 1999 are not necessarily indicative of the results that we expect for the year ending April 30, 2000.

2)   Inventories

The components of inventories are as follows:

                                                                  July 31,
                                                  April 30,         1999
                                                    1999        (Unaudited)
                                                    ----         ---------

Raw materials and storeroom supplies               $12,408         12,201
Work in process                                     13,390         16,254
Finished goods                                      18,236         17,944
                                                   -------         ------

                                                   $44,034         46,399
                                                   =======         ======

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Condensed Financial Statements, Continued

3)  Long-term Debt

Long-term debt is comprised of the following:
                                                                  July 31,
                                                  April 30,         1999
                                                    1999        (Unaudited)
                                                    ----         ---------

First mortgage notes                              $110,000         110,000
Revolving credit agreement                           6,285          12,687
Railway term loan                                    1,000           1,000
Railway revolving credit agreement                     620              16
Equipment notes                                      4,931           4,511
Notes payable                                        2,759           2,634
                                                  --------         -------
                                                   125,595         130,848
Less current portion                                 2,885           2,783
                                                  --------         -------

                                                  $122,710         128,065
                                                  ========         =======

On July 31, 1999, we amended our revolving credit agreement primarily to increase our line of credit to $50 million.

4)  Litigation Settlement

We were party to a lawsuit with several other steel manufacturers against certain manufacturers of graphite electrodes related to price fixing within the electrode industry. We recognized approximately $2,326 related to settlements reached this quarter with certain of the defendents. We have received approximately $1,325 in cash and the remainder is secured by a letter of credit and included in accounts receivable.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

 ITEM 2   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------

     The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and notes included in this Form 10-Q.

Results of Operations

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

     The following table provides information regarding the historical results of operations (in thousands):

                                                         Three Months Ended July 31,
                                        --------------------------------------------------------------
                                                   1998                               1999
                                        ----------------------------        --------------------------
Operating Results:                      Net Sales         % of Sales        Net Sales       % of Sales
                                        ---------         ----------        ---------       ----------
Sales
Cost of sales                             $43,077             100.0%           42,939           100.0%
                                           33,848              78.5%           31,821            74.1%
                                          -------                              ------
     Gross Profit
                                            9,229              21.4%           11,118            25.9%
Selling and administrative
Depreciation and amortization               3,602               8.4%            4,098             9.5%
Postretirement benefit expense              1,864               4.3%            2,084             4.9%
Litigation settlement                         730               1.7%              646             1.5%
                                                -                 -            (2,326)           (5.4%)
                                          -------                              ------
     Operating income
                                            3,033               7.0%            6,616            15.4%
Interest expense, net
Other                                       3,481               8.1%            3,698             8.6%
                                               15               0.0%              133             0.3%
     Income (loss) from operations        -------                              ------
      before income taxes                    (463)             (1.1%)           2,785             6.5%

Income tax benefit
                                                -                 -                 -               -
                                          -------                              ------

     Net income (loss)
                                          $  (463)             (1.1%)           2,785             6.5%
                                          =======                              ======

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

     The following table provides information regarding the historical shipment levels and average selling prices per ton:


                                                 Three Months Ended July  31,
                                                 ----------------------------
                                                    1998               1999
                                                   ------             ------

          Tons shipped:
          Hot Rolled Bars                          44,664             38,452
          Rebar                                    41,669             50,898
          Fabricated Products                      14,538             17,573
                                                  -------            -------
          Total finished products                 100,871            106,923
          Billets                                   9,447              8,393
                                                  -------            -------
          Total tons shipped                      110,318            115,316
                                                  =======            =======
          Price per ton:
          Hot Rolled Bars                         $   454                447
          Rebar                                       302                287
          Fabricated Products                         495                505
          Billets                                     223                179

          Average price per ton shipped               390                372
          Average production cost per ton             307                276


Three Months Ended July 31, 1999 As Compared To Three Months Ended July 31, 1998

     Sales. Sales for the first quarter of fiscal 2000 were $42.9 million. Shipments increased in comparison to the same quarter in the prior year, while pricing generally decreased as summarized below:

 .    In comparison to the first quarter of fiscal 1999, shipments and pricing of our hot rolled bar products have been impacted by market conditions, particularly the Joliet market, where shipments decreased 13%. We continue to experience lower sales of hot rolled bars that support certain industries such as oil field and agricultural equipment.

 .    Rebar shipments rebounded due to our favorable inventory position in comparison to the first quarter of fiscal 1999. In the prior year, we had very low inventories due to the rolling mill outage at the Sand Springs Facility in the fourth quarter of fiscal 1998. Rebar demand continues to be strong, however pricing has been impacted by imports and lower scrap raw material costs.

 .    In October 1998, we purchased Wellington, a railroad track spike manufacturer, which increased sales of fabricated products and improved average selling prices.

 .    Steel scrap raw material costs decreased in comparison to the first quarter of fiscal 1999 affecting cost of sales and billet pricing.

     Cost of Sales and Expenses. Average product costs decreased to $276 in the first quarter of fiscal 2000 from $307 in the first quarter of fiscal 1999 due to decreases in steel scrap raw material costs, partially offset by the higher costs associated with finished goods product mix.

     Selling, general and administrative expenses increased approximately $0.5 million over the first quarter of fiscal 1999, due to recruiting and severance costs as well as the acquisition of Wellington in October 1998.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

     During fiscal 1999, we were parties in a lawsuit with several other steel manufacturers against certain graphite electrodes manufacturers related to price fixing within the electrode industry. During the second quarter of fiscal 1999, we recorded approximately $2.3 million related to this lawsuit. In the first quarter of fiscal 2000, we recorded an additional $2.3 million from different defendants, of which $1.3 million was received during the first quarter of fiscal 2000.

     Interest expense increased in comparison to the first fiscal quarter of the prior year due to the level of outstanding debt during the quarter. In the past year, additions to debt were due to working capital requirements and capital expenditures, including approximately $5 million of equipment financing related to the Shear Line Project at the Sand Springs mill. Additions to debt during this quarter were due to working capital requirements.

Liquidity and Capital Resources

     As of July 31, 1999, we had long-term indebtedness of $130.8 million and approximately $28.4 million of additional borrowing availability under our revolving credit agreements. We continue to comply with all of our loan agreements. Borrowings under our revolving credit agreements bear interest at a floating rate. To the extent that interest rates increase, and to the extent that amounts outstanding under the revolving credit agreements increase, there will be corresponding increases in our interest obligations. In addition to borrowings under the revolving credit agreements, we have historically used cash flow from operations and equipment financing agreements to fund our investing activities, including capital expenditures.

     Cash flow used by operating activities was approximately $3.4 million for the three month period ended July 31, 1999, as compared with cash flow used in operating activities of approximately $7.8 million for the three month period ended July 31, 1998. Improvements in cash flows from operating activities was primarily the result of our improved operating performance, offset, in part, by increases in accounts receivable related to the litigation settlement and increases in billet inventories prior to the annual melt shop outage. Cash used in investing activities in the three months ended July 31, 1999 was approximately $1.6 million, consisting of capital expenditures and proceeds from the sale of land and building. Primarily all of the capital expenditures consisted of normal capital projects required or justified economically. For the three month period ended July 31, 1999, cash provided by financing activities consisted primarily of draws on the Revolving Credit Facility to fund increases in accounts receivable and inventory.

     Earnings before interest, taxes, depreciation, amortization, and the non-cash portion of the post-retirement expense (EBITDA) was approximately $6.8 million for the quarter ended July 31, 1999 excluding the litigation settlement, compared to approximately $5.4 million for the same quarter in the prior year. We believe that EBITDA is a valuable measure of our operating cash flow and we consider it an indicator of our ability to meet interest payments and fund capital expenditures. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles and EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

     Our cash flow from operating activities and borrowings under our revolving credit facilities are expected to be sufficient to fund capital improvements and meet any near-term working capital requirements. We estimate that our annual level of necessary maintenance capital expenditures are approximately $3 million. On a long-term basis, we have significant future debt service obligations. Our ability to satisfy these obligations and to secure adequate capital resources in the future will be dependent on our ability to generate adequate operating cash flow. We expect that our cash flow from operations and borrowing availability under the revolving credit facilities will be sufficient to service the First Mortgage Notes and other investing activities. This will be dependent on our overall operating performance and is subject to general business, financial and other factors affecting us and others in the domestic steel industry, as well as prevailing economic conditions, certain of which are beyond our control. The leveraged position we are in and the restrictive covenants we have in our bond Indenture and the revolving credit facilities could significantly limit our ability to withstand competitive pressures or adverse economic conditions.

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

     The Task Force is responsible for taking an inventory of all systems software and equipment to identify potential Y2K issues and for developing remediation plans for problems identified. To date, the majority of the financial and commercial systems have been converted to full Y2K compliance. The accounts receivable system is currently not Y2K compliant, but is expected to be compliant by December 15, 1999.

     Outside the areas noted above, only minor problems were identified with electronic equipment and third party software. Our rolling mill and shear line in Sand Springs were both installed in the last four years. The rolling mill relies on a third party system that has been represented to us as being Y2K compliant, with the exception of certain upgrades that we expect to have installed by September of 1999. All remaining third party software has been examined and has been represented by the vendor as being Y2K compliant. The Task Force has surveyed all vendors with invoices that total over $10,000 in the previous calendar year in an attempt to ascertain the potential risks within the supply chain, specifically in the areas of raw materials and utilities. We have received responses from

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

approximately 90% of the vendors surveyed and the Task Force has recommended additional follow up for vendors failing to respond to the survey. To date, we have not received any unfavorable responses from significant vendors. It is anticipated that the vendor survey process will be completed by September of 1999. Although others in the steel industry will be required to spend significant amounts to become Y2K compliant, we identified problem areas early and upgraded equipment and systems in the normal course of business. The historical and estimated future costs related to Y2K issues have been and are expected to remain insignificant. Costs incurred to date have been under $100,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLERS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

See exhibit index.

B.   Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter ended July 31, 1999.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SHEFFIELD STEEL CORPORATION


Date: September 10, 1999                     /s/ Robert W. Ackerman
      ------------------                     -----------------------------------
                                             Robert W. Ackerman, President
                                             and Chief Executive Officer



Date: September 10, 1999                     /s/ Stephen R. Johnson
      ------------------                     -----------------------------------
                                             Stephen R. Johnson, Vice President
                                             and Chief Financial Officer

                                 Exhibit Index

Exhibit No.              Description                                    Page No.
-----------              -----------                                    --------

    4.20 Ninth Amendment to Receivable and Inventory Financing Agreement, dated July 31, 1999 between Sheffield Steel
                Corporation and Bank of America, N.A.                        16