Form 10-Q
period 1999-10-31
SHEFFIELD STEEL CORP
filed 1999-12-09
CIK 910719

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1999


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

Yes   X   No _____
    -----


     At the date of this filing, there were 3,516,987 shares of the Registrant's $.01 par value Common Stock outstanding. The aggregate market value of voting stock held by nonaffiliates is unknown as the Registrant's stock is not traded on an established public trading market.

                          SHEFFIELD STEEL CORPORATION
                                   FORM 10-Q

                                     Index

                                                                                          Page
                                                                                          ----
Part I.   Financial Information

Item 1.   Financial Statements
          Consolidated Condensed Balance Sheets -
          April 30, 1999 and October 31, 1999                                                3

          Consolidated Condensed Statements of Operations -
          Three and six month periods ended October 31, 1998 and 1999                        4

          Consolidated Condensed Statements of Cash Flows -
          Six months ended October 31, 1998 and 1999                                         5

          Notes to Consolidated Condensed Financial Statements                             6-7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                   8-14


Part II.  Other Information

Item 1.   Legal Proceedings                                                                 15

Item 4.   Submission of Matters to a Vote of Security Holders                               15

Item 6.   Exhibits and Reports on Form 8-K                                                  15

Signature                                                                                   16

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                (In thousands)

                                                                                                    October 31,
                                                                                    April 30,          1999
                     Assets                                                           1999           Unaudited
                     ------                                                           ----           ---------
Current assets:
 Cash and cash equivalents                                                          $     86               84
 Accounts receivable, less allowance for doubtful accounts of $658
     at April 30, 1999 and $808 at October 31, 1999                                   19,943           21,271
 Inventories                                                                          44,034           44,752
 Other current assets                                                                  4,839            4,449
                                                                                    --------          -------

       Total current assets                                                           68,902           70,556

Property, plant and equipment, net                                                    68,310           67,697
Intangible assets, net                                                                10,011            9,558
Other assets                                                                           3,626            4,466
Deferred income tax asset, net                                                         1,712            1,792
                                                                                    --------          -------

                                                                                    $152,561          154,069
                                                                                    ========          =======

          Liabilities and Stockholders' Deficit
          -------------------------------------

Current liabilities:
 Current portion of long-term debt                                                  $  2,885            2,628
 Accounts payable                                                                     14,878           12,654
 Accrued interest payable                                                              5,362            5,305
 Accrued liabilities                                                                   6,455            9,661
                                                                                    --------          -------

       Total current liabilities                                                      29,580           30,248

Long-term debt, excluding current portion                                            122,710          122,611
Accrued post-retirement benefit costs                                                 12,380           13,170
Other liabilities                                                                      1,088            1,088
                                                                                    --------          -------

            Total liabilities                                                        165,758          167,117
                                                                                    --------          -------

Stockholders' deficit:
 Common stock                                                                             35               35
 Additional paid-in capital                                                            2,024            2,451
 Accumulated deficit                                                                 (14,202)         (14,458)
                                                                                    --------          -------

       Total stockholders' deficit                                                   (12,143)         (11,972)
    Less loans to stockholders                                                         1,054            1,076
                                                                                    --------          -------

                                                                                     (13,197)         (13,048)
                                                                                    --------          -------

                                                                                    $152,561          154,069
                                                                                    ========          =======

    See accompanying notes to consolidated condensed financial statements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                Consolidated Condensed Statements of Operations
                                (In thousands)
                                  (Unaudited)

                                                          Three Months Ended               Six Months Ended
                                                             October 31,                      October 31,
                                                     -----------------------------  -------------------------------
                                                         1998            1999            1998            1999
                                                         ----            ----            ----            ----
Sales                                                  $40,592          42,513          83,669           85,452
Cost of sales                                           31,068          32,789          64,916           64,610
                                                       -------          ------          ------           ------

       Gross profit                                      9,524           9,724          18,753           20,842

Selling, general and administrative expense              3,836           3,819           7,438            7,917
Depreciation and amortization expense                    1,890           2,075           3,754            4,159
Postretirement benefit expense other than pensions         730             646           1,460            1,292
Litigation settlement                                   (2,200)              -          (2,200)          (2,326)
                                                       -------          ------          ------           ------

        Operating income                                 5,268           3,184           8,301            9,800

Other expense:
  Interest expense, net                                  3,657           3,710           7,138            7,408
  Other                                                     15              15              30              148
                                                       -------          ------          ------           ------
                                                         3,672           3,725           7,168            7,556
                                                       -------          ------          ------           ------
        Income (loss) from operations before
            Income taxes                                 1,596            (541)          1,133            2,244

Income tax expense                                           -               -               -                -
                                                       -------          ------          ------           ------

        Net income (loss)                              $ 1,596            (541)          1,133            2,244
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

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                Consolidated Condensed Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                  Six Months Ended
                                                                                     October 31,
                                                                             ---------------------------
                                                                               1998               1999
                                                                               ----               ----
Cash flows from operating activities:
 Net income                                                                  $  1,133             2,244
 Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
      Depreciation and amortization                                             3,917             4,321
      Loss (gain) on sale of assets held for sale                                  (2)              118
      Accrual of postretirement benefits other than pensions,
          Net of cash paid                                                        960               790
      Changes in assets and liabilities, net of effects from
           Acquisition of business                                            (13,479)           (4,473)
                                                                             --------            ------

      Net cash (used in) provided by operating activities                      (7,471)            3,000
                                                                             --------            ------

Cash flows from investing activities:
 Capital expenditures                                                          (3,641)           (3,229)
 Acquisition of business, net of cash acquired                                 (2,635)                -
 Proceeds from sale of assets held for sale                                         -               182
                                                                             --------            ------

      Net cash used in investing activities                                    (6,276)           (3,047)
                                                                             --------            ------

Cash flows from financing activities:
 Net increase (decrease) in long-term debt                                     12,530              (356)
 Other                                                                         (1,009)              401
                                                                             --------            ------

      Net cash provided by financing activities                                11,521                45
                                                                             --------            ------

Net decrease in cash                                                           (2,226)               (2)

Cash and cash equivalents at beginning of period                                2,590                86
                                                                             --------            ------

Cash and cash equivalents at end of period                                   $    364                84
                                                                             ========            ======

Supplemental disclosure of cash flow information
------------------------------------------------
Cash paid during the period for interest                                     $  6,845             7,203
                                                                             ========            ======
Cash paid during the period for income taxes                                 $      -               105
                                                                             ========            ======

Noncash item:
Dividend declared                                                            $      -             2,500
                                                                             ========            ======

    See accompanying notes to consolidated condensed financial statements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

             Notes to Consolidated Condensed Financial Statements
                           October 31, 1998 and 1999
                                (In thousands)
                                  (Unaudited)

1)   Basis of Presentation and Summary of Accounting Policies

The consolidated financial statements of Sheffield Steel Corporation (the Company, which may be referred to as we, us or our) include the accounts of its divisions, Sheffield Steel-Sand Springs (Sand Springs), Sheffield Steel-Kansas City (Kansas City), and Sheffield Steel-Joliet (Joliet) and its wholly owned subsidiaries, Sheffield Steel Corporation-Oklahoma City (Oklahoma City), Waddell's Rebar Fabricators, Inc. (Waddell), Wellington Industries, Inc. (Wellington) since October 7, 1998 and Sand Springs Railway Company (the Railway). HMK Enterprises, Inc. (HMK) owns approximately 91% of our currently issued and outstanding common stock. All material intercompany transactions and balances have been eliminated in consolidation. Our primary business is the production of concrete reinforcing bar, fence posts, and a range of hot rolled bar products including rounds, flats and squares. Our products are sold throughout the continental United States. We operate in a single operating segment providing steel products and services to the steel manufacturing and fabricating industry.

These condensed consolidated interim financial statements have been prepared by us without audit, according to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that we believe were necessary for a fair statement of the results for the interim periods. All adjustments made were normal recurring accruals. We suggest that these interim financial statements are read in conjunction with the financial statements and notes contained in our Form 10-K for the year ended April 30, 1999. Operating results for the quarter and six months ended October 31, 1999 are not necessarily indicative of the results that we expect for the year ending April 30, 2000.

2)   Inventories

The components of inventories are as follows:

                                                                                      October 31,
                                                                     April 30,           1999
                                                                       1999           (Unaudited)
                                                                       ----           -----------
Raw materials and storeroom supplies                                  $12,408           10,550
Work in process                                                        13,390           13,108
Finished goods                                                         18,236           21,094
                                                                      -------           ------

                                                                      $44,034           44,752
                                                                      =======           ======

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

3)   Long-term Debt

Long-term debt is comprised of the following:                                         October 31,
                                                                     April 30,           1999
                                                                       1999           (Unaudited)
                                                                       ----           -----------
First mortgage notes                                                 $110,000           110,000
Revolving credit agreement                                              6,285             8,527
Railway term loan                                                       1,000               500
Railway revolving credit agreement                                        620                18
Equipment notes                                                         4,931             4,199
Notes payable                                                           2,759             1,995
                                                                     --------           -------
                                                                      125,595           125,239
Less current portion                                                    2,885             2,628
                                                                     --------           -------

                                                                     $122,710           122,611
                                                                     ========           =======

4)   Litigation Settlement

We were party to a lawsuit with several other steel manufacturers against certain manufacturers of graphite electrodes related to price fixing within the electrode industry. We recognized approximately $2,326 related to settlements reached this fiscal year ($2,200 in fiscal '99) with certain of the defendents. With respect to the current fiscal year settlement, we have received approximately $1,325 in cash and the remainder is secured by a letter of credit and included in accounts receivable.

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

     The following table provides information regarding the historical results of operations (in thousands) for the quarters ended October 31, 1998 and 1999:

                                                       Three Months Ended October 31,
                                    ---------------------------------------------------------------------
                                                   1998                                1999
                                    ------------------------------------  --------------------------------
Operating Results:                      Net Sales         % of Sales        Net Sales       % of Sales
                                        ---------         ----------        ---------        ----------
Sales                                    $40,592            100.0%           42,513           100.0%
Cost of sales                             31,068             76.5%           32,789            77.1%
                                         -------                             ------

     Gross Profit                          9,524             23.5%            9,724            22.9%

Selling and administrative                 3,836              9.5%            3,819             9.0%
Depreciation and amortization              1,890              4.7%            2,075             4.9%
Postretirement benefit expense               730              1.8%              646             1.5%
Litigation settlement                     (2,200)            (5.4%)               -               -
                                         -------                             ------

     Operating income                      5,268            12.98%            3,184             7.5%

Interest expense, net                      3,657              9.0%            3,710             8.7%
Other                                         15              0.0%               15             0.0%
                                         -------                             ------
     Income (loss) from operations
        before income taxes                1,596              3.9%             (541)           (1.3%)

Income tax expense                             -                -                 -               -
                                         -------                             ------

     Net income (loss)                   $ 1,596              3.9%             (541)           (1.3%)
                                         =======                             ======

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

     The following table provides information regarding the historical shipment levels and average selling prices per ton:


                                                           Three Months Ended October 31,
                                                           ------------------------------
                                                               1998                1999
                                                             --------            --------
          Tons shipped:
          Hot Rolled Bars                                     38,943               38,648
          Rebar                                               47,372               47,795
          Fabricated Products                                 12,511               17,106
                                                            --------              -------
          Total finished products                             98,826              103,549
          Billets                                              2,969               14,618
                                                            --------              -------
          Total tons shipped                                 101,795              118,167
                                                            ========              =======
          Price per ton:
          Hot Rolled Bars                                   $    470                  442
          Rebar                                                  306                  288
          Fabricated Products                                    522                  494
          Billets                                                214                  181

          Average price per ton shipped                          399                  360
          Average production cost per ton                        305                  277

Three Months Ended October 31, 1999 As Compared To Three Months Ended October 31, 1998

   Sales. Sales for the second quarter of fiscal 2000 were $42.5 million. Shipments increased in comparison to the same quarter in the prior year, while pricing generally decreased as summarized below:

 . In comparison to the second quarter of fiscal 1999, shipments and pricing of our hot rolled bar products in Joliet have been impacted by market conditions with pricing and shipments both decreasing approximately 5%. Hot rolled bar shipments from Sand Springs increased 10% over the same period in the prior year and excluding sales to Wellington (which we purchased October 6, 1998) from the prior year number, the increase is approximately 50%. However, we continue to experience lower sales of hot rolled bars that support certain industries such as agricultural and oil field equipment.

 . Finished goods prices are down in comparison to this quarter in fiscal 1999 in part due to reductions in steel scrap raw material costs. However, during the second quarter of fiscal 2000, our scrap raw material costs began to increase and this is having an adverse effect on cost of sales. In the short term, we may be unable to increase sales prices by an amount sufficient to offset these cost increases and margins may be affected.

 . Billet shipments increased 392% over the same quarter in the prior year. This was a non-recurring sale that caused total average selling prices to decrease. Average selling prices decreased 10% including billets and only 5% excluding billets. Billet pricing is related to scrap raw material costs.

 . In October 1998, we purchased Wellington, a railroad track spike manufacturer, which increased our sales of fabricated products. Railroad track spike sales have lowered the average selling price for fabricated products but have improved our overall average selling prices.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

Cost of Sales and Expenses. Average product cost per ton decreased to $277 in the second quarter of fiscal 2000 from $305 in the second quarter of fiscal 1999 due to decreases in steel scrap raw material costs and a higher sales mix of billets which have a low cost per ton in comparison with other finished goods. This decrease was partially offset by higher costs associated with finished goods product mix and higher operating costs. Sand Springs experienced several power outages at the beginning of the quarter that affected melt shop production and efficiency. We also produced a higher percentage of hot rolled bar product in the Sand Springs rolling mill this quarter in comparison to the same quarter in the prior year, which resulted in less production tons and higher costs per ton.

Six Months Ended October 31, 1999 As Compared To Six Months Ended October 31,
1998

The following table provides information regarding the historical results of operations (in thousands) for the six months ended October 31, 1998 and 1999:

                                                        Six Months Ended October 31,
                                        --------------------------------------------------------------
                                                   1998                                1999
                                        ----------------------------        --------------------------
Operating Results:                      Net Sales         % of Sales        Net Sales       % of Sales
                                        ---------         ----------        ---------       ----------
Sales                                     $83,669            100.0%           85,452           100.0%
Cost of sales                              64,916             77.6%           64,610            75.6%
                                          -------                             ------

     Gross Profit                          18,753             22.4%           20,842            24.4%

Selling and administrative                  7,438              8.9%            7,917             9.3%
Depreciation and amortization               3,754              4.5%            4,159             4.9%
Postretirement benefit expense              1,460              1.7%            1,292             1.5%
Litigation settlement                      (2,200)            (2.6%)          (2,326)           (2.7%)
                                          -------                             ------

     Operating income                       8,301              9.9%            9,800            11.5%

Interest expense, net                       7,138              8.5%            7,408             8.7%
Other                                          30              0.0%              148             0.2%
                                          -------                             ------
  Income (loss) from operations
      before income taxes                   1,133              1.4%            2,244             2.6%

Income tax expense                             -                 -                 -               -
                                          -------                             ------

     Net income (loss)                    $ 1,133              1.4%            2,244             2.6%
                                          =======                             ======

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

     The following table provides information regarding the historical shipment levels and average selling prices per ton:

                                                               Six Months Ended October 31,
                                                               ---------------------------
                                                                   1998               1999
                                                                 -------            -------
        Tons shipped:
        Hot Rolled Bars                                           83,607             77,100
        Rebar                                                     89,041             98,693
        Fabricated Products                                       27,049             34,679
                                                                --------            -------
        Total finished products                                  199,697            210,472
        Billets                                                   12,416             23,011
                                                                --------            -------
        Total tons shipped                                       212,113            233,483
                                                                ========            =======
        Price per ton:
        Hot Rolled Bars                                         $    462                445
        Rebar                                                        304                288
        Fabricated Products                                          508                499
        Billets                                                      221                181

        Average price per ton shipped                                394                366
        Average production cost per ton                              306                277

Sales. Sales for the six months ended October 31, 1999 were $85.5 million. Shipments increased in comparison to the same period in the prior year, while pricing generally decreased as summarized below:

 . In comparison to the six months ended October 31, 1998, shipments and pricing of our hot rolled bar products in Joliet have been impacted by market conditions with shipments decreasing approximately 9% and pricing decreasing 3%. Hot rolled bar shipments from Sand Springs decreased 5% over the same period in the prior year but excluding sales to Wellington from the prior year number, shipments increased approximately 36%. We continue to experience lower sales of hot rolled bars that support certain industries such as agricultural and oil field equipment.

 . Rebar shipments rebounded due to our favorable inventory position in comparison to the six months ended October 31, 1998. In the prior year, we had very low inventories due to the rolling mill outage at the Sand Springs Facility in the fourth quarter of fiscal 1998. Rebar demand continues to be strong, however, pricing has been impacted by imports and lower scrap raw material costs.

 . Finished goods prices are down in comparison to the six month period ended October 31, 1998, in part due to reductions in steel scrap raw material costs. However, during the second quarter of fiscal 2000, our scrap raw material costs began to increase and this is having an adverse effect on cost of sales. In the short term, we may be unable to increase sales prices by an amount sufficient to offset these cost increases and margins may be affected.

 . In October 1998, we purchased Wellington, a railroad track spike manufacturer, which increased our sales of fabricated products and improved overall average selling prices.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

Cost of Sales and Expenses. Average product cost per ton decreased to $277 in the six month period ended October 31, 1999 from $306 in the same period in the prior year due to decreases in steel scrap raw material costs and a higher sales mix of billets which have a low cost per ton in comparison with other finished goods. This decrease was partially offset by higher costs associated with finished goods product mix.

   Selling, general and administrative expenses increased approximately $0.5 million over the first six months of fiscal 1999, due to recruiting and severance costs as well as the acquisition of Wellington in October 1998.

   During fiscal 1999, we were parties in a lawsuit with several other steel manufacturers against certain graphite electrodes manufacturers related to price fixing within the electrode industry. During the second quarter of fiscal 1999, we recorded approximately $2.2 million related to this lawsuit. In the first quarter of fiscal 2000, we recorded an additional $2.3 million from different defendants, of which $1.3 million was received during the first quarter of fiscal 2000.

Liquidity and Capital Resources

   As of October 31, 1999, we had long-term indebtedness of $125.2 million and approximately $31.1 million of additional borrowing availability under our revolving credit agreements. We continue to comply with all of our loan covenants. Borrowings under our revolving credit agreements bear interest at a floating rate. To the extent that interest rates increase, and to the extent that amounts outstanding under the revolving credit agreements increase, there will be corresponding increases in our interest obligations. In addition to borrowings under the revolving credit agreements, we have historically used cash flow from operations and equipment financing agreements to fund our investing activities, including capital expenditures.

   Cash flow provided by operating activities was approximately $3.0 million for the six month period ended October 31, 1999, as compared with cash flow used in operating activities of approximately $7.5 million for the six month period ended October 31, 1998. Improvements in cash flow from operating activities is a result of our improved operating performance, offset, in part, by increases to accounts receivable and inventory and decreases in accounts payable. Cash used in investing activities in the six months ended October 31, 1999 was approximately $3.0 million, consisting of capital expenditures and proceeds from the sale of assets held for sale. Primarily all of the capital expenditures consisted of normal capital projects required or justified economically. For the six month period ended October 31, 1999, cash provided by financing activities consisted of payments on notes payable offset by increases to the revolving credit agreement and other financing activities.

   We have signed an agreement to enter into a $10 million operating lease for a new reheat furnace for the Sand Springs rolling mill. The lease term is five years and contains an option to purchase the equipment at fair market value at the end of the lease term.

   Earnings before interest, taxes, depreciation, amortization, and the non-cash portion of the post-retirement expense (EBITDA) was approximately $5.7 million for the quarter ended October 31, 1999 compared to approximately $5.4 million for the same quarter in the prior year, excluding the electrode

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

litigation settlement. We believe that EBITDA is a valuable measure of our operating cash flow and we consider it an indicator of our ability to meet interest payments and fund capital expenditures. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles and EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements.

   Our cash flow from operating activities and borrowings under our revolving credit facilities are expected to be sufficient to fund capital improvements and meet any near-term working capital requirements. We estimate that our annual amount of necessary maintenance capital expenditures is approximately $3 million. On a long-term basis, we have significant future debt service obligations. Our ability to satisfy these obligations and to secure adequate capital resources in the future will be dependent on our ability to generate adequate operating cash flow. We expect that our cash flow from operations and borrowing availability under the revolving credit facilities will be sufficient to service the First Mortgage Notes and other investing activities. This will be dependent on our overall operating performance and is subject to general business, financial and other factors affecting us and others in the domestic steel industry, as well as prevailing economic conditions, certain of which are beyond our control. The leveraged position we are in and the restrictive covenants we have in our bond Indenture and the revolving credit facilities could significantly limit our ability to withstand competitive pressures or adverse economic conditions.

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

   The Task Force is responsible for taking an inventory of all systems software and equipment to identify potential Y2K issues and for developing remediation plans for problems identified. To date, the financial and commercial systems have been converted to full Y2K compliance.

   Only minor problems were identified with electronic equipment and third party software. Our

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

rolling mill and shear line in Sand Springs were both installed in the last four years. The rolling mill relies on a third party system that has been represented to us as being Y2K compliant. All remaining third party software has been examined and has been represented by the vendor as being Y2K compliant. The Task Force has surveyed all vendors with invoices that total over $10,000 in the previous calendar year in an attempt to ascertain the potential risks within the supply chain, specifically in the areas of raw materials and utilities. We have received responses from approximately 90% of the vendors surveyed and the Task Force has recommended additional follow up for vendors failing to respond to the survey. To date, we have not received any unfavorable responses from significant vendors. It is anticipated that the vendor survey process will be completed by December of 1999. Although others in the steel industry will be required to spend significant amounts to become Y2K compliant, we identified problem areas early and upgraded equipment and systems in the normal course of business. The historical and estimated future costs related to Y2K issues have been and are expected to remain insignificant. Costs incurred to date have been under $100,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLERS

     At the Annual Meeting of Stockholders held on September 3, 1999, for which proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, the stockholders of the Company unanimously elected Steven E. Karol, Robert W. Ackerman, Dale S. Okonow, Howard H. Stevenson, Robert Schaal, and Jane M. Karol to serve as members of the Board of Directors for a period of one year.

     At the Annual Meeting of Stockholders, the stockholders also unanimously approved the reappointment of KPMG LLP as independent auditors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

See exhibit index.

B. Reports on Form 8-K

No reports on Form 8-K were filed during the second quarter ended October 31, 1999.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SHEFFIELD STEEL CORPORATION


 Date:  December 10, 1999              /s/ Robert W. Ackerman
        ---------------------          ---------------------------------
                                       Robert W. Ackerman, Chairman
                                       and Chief Executive Officer



 Date:  December 10, 1999              /s/ Stephen R. Johnson
        ---------------------          ---------------------------------
                                       Stephen R. Johnson, Vice President
                                       and Chief Financial Officer

                                 Exhibit Index

Exhibit No.                       Description                          Page No.
----------                        -----------                          -------

   4.21 First Supplemental Indenture dated December 6, 1999 by Sheffield Steel Corporation and State Street Bank and Trust Company, as Trustee.

  10.37 Project Lease Agreement between TA Steel I, LLC, as Lessor and Sheffield Steel Corporation, as Lessee dated November 23, 1999.