Form 10-Q
period 2000-01-31
SHEFFIELD STEEL CORP
filed 2000-03-10
CIK 910719

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2000


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


     At the date of this filing, there were 3,573,940 shares of the Registrant's $.01 par value Common Stock outstanding. The aggregate market value of voting stock held by nonaffiliates is unknown as the Registrant's stock is not traded on an established public trading market.

                          SHEFFIELD STEEL CORPORATION
                                   FORM 10-Q

                                     Index

                                                                           Page
                                                                           ----
Part I.  Financial Information

Item 1.  Financial Statements
         Consolidated Condensed Balance Sheets -
         April 30, 1999 and January 31, 2000                                  3

         Consolidated Condensed Statements of Operations -
         Three and nine month periods ended January 31, 1999 and 2000         4

         Consolidated Condensed Statements of Cash Flows -
         Nine months ended January 31, 1999 and 2000                          5

         Notes to Consolidated Condensed Financial Statements               6-7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     8-13


Part II. Other Information

Item 1.  Legal Proceedings                                                   14

Item 4.  Submission of Matters to a Vote of Security Holders                 14

Item 6.  Exhibits and Reports on Form 8-K                                    14

Signature                                                                    15


                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                (In thousands)
                                  (Unaudited)


                                                        April 30,   January 31,
     Assets                                              1999         2000
     ------                                              ----         ----
Current assets:

  Cash and cash equivalents                             $     86            69
  Accounts receivable,
     less allowance for doubtful accounts of $658
     at April 30, 1999 and $833 at January 31, 2000       19,943        20,940
 Inventories                                              44,034        47,977
 Other current assets                                      4,839         4,633
                                                        --------       -------

       Total current assets                               68,902        73,619
 Property, plant and equipment, net                       68,310        66,585
Intangible assets, net                                    10,011         9,558
Other assets, net                                          3,626         3,287
Deferred income tax asset                                  1,712         1,849
                                                        --------       -------

                                                        $152,561       154,898
                                                        ========       =======


      Liabilities and Stockholders' Deficit
      -------------------------------------

Current liabilities:
 Current portion of long-term debt                      $  2,885         2,616
 Accounts payable                                         14,878        14,113
 Accrued interest payable                                  5,362         2,145
 Accrued liabilities                                       6,455         7,788
                                                        --------       -------

       Total current liabilities                          29,580        26,662

Long-term debt, excluding current portion                122,710       128,588
Accrued post-retirement benefit costs                     12,380        13,265
Other liabilities                                          1,088           956
                                                        --------       -------

            Total liabilities                            165,758       169,471
                                                        --------       -------

Stockholders' deficit:
 Common stock                                                 35            36
 Additional paid-in capital                                2,024         2,872
 Accumulated deficit                                     (14,202)      (16,387)
                                                        --------       -------
            Total stockholders' deficit                  (12,143)      (13,479)
    Less loans to stockholders                             1,054         1,094
                                                        --------       -------

                                                         (13,197)      (14,573)
                                                        --------       -------

                                                        $152,561       154,898
                                                        ========       =======


    See accompanying notes to consolidated condensed financial statements.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                Consolidated Condensed Statements of Operations
                                 (In thousands)
                                  (Unaudited)

                                                              Three Months Ended                Nine Months Ended
                                                                  January 31,                       January 31,
                                                          -----------------------            ------------------------
                                                             1999            2000               1999             2000
                                                          -------          ------            -------          -------
Sales                                                     $34,720          39,545            118,389          124,997
Cost of sales                                              26,684          31,269             91,600           95,879
                                                          -------          ------            -------          -------

       Gross profit                                         8,036           8,276             26,789           29,118

Selling, general and administrative expense                 3,624           3,811             11,062           11,728
Depreciation and amortization expense                       1,989           2,086              5,743            6,245
Postretirement benefit expense other than pensions            594             496              2,054            1,788
Litigation settlement                                           -               -             (2,200)          (2,326)
                                                          -------          ------            -------          -------

        Operating income                                    1,829           1,883             10,130           11,683

Other expense:
  Interest expense, net                                     3,731           3,807             10,869           11,215
  Other                                                        (4)              5                 26              153
                                                          -------          ------            -------          -------
                                                            3,727           3,812             10,895           11,368
                                                          -------          ------            -------          -------
        Income (loss) from operations before
            income taxes                                   (1,898)         (1,929)              (765)             315

Income tax expense                                              -               -                  -                -
                                                          -------          ------            -------          -------

        Net income (loss)                                 $(1,898)         (1,929)              (765)             315
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

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                Consolidated Condensed Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                  Nine Months Ended
                                                                                     January 31,
                                                                        ------------------------------------
                                                                                 1999              2000
                                                                                 ----              ----
Cash flows from operating activities:
 Net income (loss)                                                           $   (765)              315
 Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
      Depreciation and amortization                                             5,987             6,488
      Loss (gain) on sale of assets held for sale                                 (23)              118
      Accrual of postretirement benefits other than pensions,
          net of cash paid                                                      1,441               885
      Changes in assets and liabilities, net of effects from
           acquisition of business                                            (17,584)           (7,653)
                                                                             --------            ------

          Net cash (used in) provided by operating activities                 (10,944)              153
                                                                             --------            ------

Cash flows from investing activities:
 Capital expenditures                                                          (4,805)           (4,042)
 Acquisition of business, net of cash acquired                                 (2,635)                -
 Proceeds from sale of assets held for sale and equipment                          34               182
                                                                             --------            ------

      Net cash used in investing activities                                    (7,406)           (3,860)
                                                                             --------            ------

Cash flows from financing activities:
 Net increase in long-term debt                                                16,387             5,609
 Dividends paid                                                                     -            (2,500)
 Other                                                                           (553)              581
                                                                             --------            ------

         Net cash provided by financing activities                             15,834             3,690
                                                                             --------            ------

Net decrease in cash                                                           (2,516)              (17)

Cash and cash equivalents at beginning of period                                2,590                86
                                                                             --------            ------

Cash and cash equivalents at end of period                                   $     74                69
                                                                             ========            ======
Supplemental disclosure of cash flow information
------------------------------------------------
Cash paid during the period for interest                                     $ 13,621            14,189
                                                                             ========            ======
Cash paid during the period for income taxes                                 $      -               138
                                                                             ========            ======

    See accompanying notes to consolidated condensed financial statements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

             Notes to Consolidated Condensed Financial Statements
                           January 31, 1999 and 2000
                                (In thousands)
                                  (Unaudited)

1)   Basis of Presentation and Summary of Accounting Policies

The consolidated financial statements of Sheffield Steel Corporation (the Company, which may be referred to as we, us or our) include the accounts of its divisions, Sheffield Steel-Sand Springs (Sand Springs), Sheffield Steel-Kansas City (Kansas City), and Sheffield Steel-Joliet (Joliet) and its wholly owned subsidiaries, Sheffield Steel Corporation-Oklahoma City (Oklahoma City), Waddell's Rebar Fabricators, Inc. (Waddell), Wellington Industries, Inc. (Wellington) since October 7, 1998 and Sand Springs Railway Company (the Railway). HMK Enterprises, Inc. (HMK) owns approximately 90% of our currently issued and outstanding common stock. All material intercompany transactions and balances have been eliminated in consolidation. Our primary business is the production of concrete reinforcing bar, fence posts, and a range of hot rolled bar products including rounds, flats and squares. Our products are sold throughout the continental United States. We operate in a single operating segment providing steel products and services to the steel manufacturing and fabricating industry.

These consolidated condensed interim financial statements have been prepared by us without audit, according to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that we believe were necessary for a fair statement of the results for the interim periods. All adjustments made were normal recurring accruals. We suggest that these interim financial statements are read in conjunction with the consolidated financial statements and notes contained in our Form 10-K for the year ended April 30, 1999. Operating results for the quarter and nine months ended January 31, 2000 are not necessarily indicative of the results that we expect for the year ending April 30, 2000.

2)   Inventories

The components of inventories are as follows:


                                              April 30,   January 31,
                                                1999          2000
                                                ----          ----

Raw materials and storeroom supplies          $ 12,408       10,501
Work in process                                 13,390       15,911
Finished goods                                  18,236       21,565
                                              --------      -------

                                              $ 44,034       47,977
                                              ========      =======

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

3)   Long-term Debt


Long-term debt is comprised of the following:
                                                         April 30,  January 31,
                                                            1999       2000
                                                            ----       ----

First mortgage notes                                    $ 110,000     110,000
Revolving credit agreement                                  6,285      13,421
Railway term loan                                           1,000       2,000
Railway revolving credit agreement                            620           7
Equipment notes                                             4,931       3,916
Notes payable                                               2,759       1,860
                                                        ---------    --------
                                                          125,595     131,204
Less current portion                                        2,885       2,616
                                                        ---------    --------

                                                        $ 122,710     128,588
                                                        =========    ========

On January 5, 2000, we renewed our Railway Credit Agreement with a bank. The Agreement is comprised of two notes; a $2.0 million term loan with $0.5 million principal payments due annually with the final payment due February 1, 2004, and a $1.0 million line of credit maturing February 1, 2002. The notes are secured by the assets and capital stock of the Railway. Interest is computed at prime plus 3/4% and is payable quarterly.

4)   Litigation Settlement

We were party to a lawsuit with several other steel manufacturers against certain manufacturers of graphite electrodes related to price fixing within the electrode industry. We recognized approximately $2.3 million related to settlements reached this fiscal year ($2.2 million in fiscal '99) with certain of the defendents. With respect to the current fiscal year settlement, we have received approximately $1.3 million in cash and the remainder is secured by a letter of credit and included in accounts receivable.

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

     Our collective bargaining agreement with the United Steelworkers of America (the Union), which covers approximately 300 hourly-paid production and maintenance employees in Sand Springs, expired on March 1, 2000. We reached a tentative agreement with the Union effective March 2, 2000, through March 1, 2004, which was ratified by the union on March 1, 2000. The Union agreement provides for an increase in hourly wages of $1.35 over four years and minor changes to certain benefits.

     The following table provides information regarding the historical results of operations (in thousands) for the quarters ended January 31, 1999 and 2000:


                                         Three Months Ended January 31,
                                  ----------------------------------------------
                                        1999                        2000
                                  ----------------------  ----------------------
Operating Results:                 Net Sales  % of Sales  Net Sales   % of Sales
                                  ----------  ----------  ---------   ----------

Sales                             $  34,720     100.0%      39,545     100.0%
Cost of sales                        26,684      76.9%      31,269      79.1%
                                     ------                 ------

  Gross Profit                        8,036      23.1%       8,276      20.9%

Selling and administrative            3,624      10.4%       3,811       9.6%
Depreciation and amortization         1,989       5.7%       2,086       5.3%
Postretirement benefit expense          594       1.7%         496       1.3%
Litigation settlement                     -         -            -         -
                                     ------                 ------

   Operating income                   1,829       5.3%       1,883       4.8%

Interest expense, net                 3,731      10.7%       3,807       9.6%
Other                                    (4)      0.0%           5       0.0%
                                     ------                 ------
  Loss from operations before
   income taxes                      (1,898)     (5.5%)     (1,929)     (4.9%)

Income tax expense                        -         -            -         -
                                     ------                 ------

   Net loss                       $  (1,898)     (5.5%)     (1,929)     (4.9%)
                                     ======                  =====

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

     The following table provides information regarding the historical shipment levels and average selling prices per ton:


                                               Three Months Ended January 31,
                                               ------------------------------

                                                    1999             2000
                                                  -------          -------
          Tons shipped:
          Hot Rolled Bars                          32,035           40,726
          Rebar                                    34,565           42,768
          Fabricated Products                      15,981           17,080
                                                  -------          -------
          Total finished products                  82,581          100,574
          Billets                                   3,393            6,621
                                                  -------          -------
          Total tons shipped                       85,974          107,195
                                                  =======          =======
          Price per ton:
          Hot Rolled Bars                         $   475              429
          Rebar                                       298              285
          Fabricated Products                         498              471
          Billets                                     192              205

          Average price per ton shipped               404              369
          Average production cost per ton             310              292


Three Months Ended January 31, 2000 As Compared To Three Months Ended January 31, 1999

     Sales. Sales for the third quarter of fiscal 2000 were $39.5 million. Shipments increased in comparison to the same quarter in the prior year, while pricing generally decreased as summarized below:

 .    In comparison to the third quarter of fiscal 1999, pricing of our hot rolled bar products in Joliet has been impacted by market conditions with prices decreasing approximately 5%. Hot rolled bar shipments from Sand Springs increased 92% over the same period in the prior year, but pricing decreased approximately 10%. The increase in shipments was due to improved sales of products that support certain industries such as oil field equipment, transportation and consumer products. In addition, in the same period in the prior year, our sales were impacted by service centers and original equipment manufacturers reducing inventories due to market uncertainties.

 .    In comparison to the third quarter of fiscal 1999, rebar shipments increased 24% while pricing decreased 5%. Shipments increased due to strong construction markets, infrastructure spending, favorable weather conditions and our improved inventory position.

 .    Finished goods prices are down in comparison to this quarter in fiscal 1999 in part due to competitive market conditions and reductions in steel scrap raw material costs. However, during the second quarter of fiscal 2000, our scrap raw material costs began to increase and this has had an adverse effect on cost of sales in the third fiscal quarter. Moderate price increases have been announced and in some cases implemented for certain products; however, in the short-term, we do

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

not expect to be able to increase sales prices by an amount sufficient to offset the cost increases and our margins will be adversely affected.

 .    Billet shipments increased 95% over the same quarter in the prior year in response to stronger market conditions. The average selling price of billets increased 6.6% because billet pricing is related to scrap raw material costs.

Cost of Sales and Expenses. Average product cost per ton decreased to $292 in the third quarter of fiscal 2000 from $310 in the third quarter of fiscal 1999 primarily due to decreases in steel scrap raw material costs. This decrease was partially offset by higher costs associated with finished goods product mix and higher operating costs. We also produced a higher percentage of hot rolled bar product in the Sand Springs rolling mill this quarter in comparison to the same quarter in the prior year.

Nine Months Ended January 31, 2000 As Compared To Nine Months Ended January 31, 1999

The following table provides information regarding the historical results of operations (in thousands) for the nine months ended January 31, 1999 and 2000:


                                           Nine Months Ended January 31,
                                    --------------------------------------------
                                            1999                   2000
                                    ---------------------  ---------------------
Operating Results:                  Net Sales  % of Sales  Net Sales  % of Sales
                                    ---------  ----------  ---------  ----------

Sales                             $ 118,389     100.0%      124,997      100.0%
Cost of sales                        91,600      77.4%       95,879       76.7%
                                  ---------                --------

  Gross Profit                       26,789      22.6%       29,118       23.3%

Selling and administrative           11,062       9.3%       11,728        9.4%
Depreciation and amortization         5,743       4.9%        6,245        5.0%
Postretirement benefit expense        2,054       1.7%        1,788        1.4%
Litigation settlement                (2,200)     (1.9%)      (2,326)      (1.9%)
                                  ---------                --------

   Operating income                  10,130       8.6%       11,683        9.3%

Interest expense, net                10,869       9.2%       11,215        9.0%
Other                                    26       0.0%          153        0.1%
                                  ---------                --------
  Income (loss) from operations
    before income taxes                (765)     (0.6%)         315        0.3%


Income tax expense                        -         -             -          -
                                  ---------                --------


  Net income (loss)               $    (765)     (0.6%)         315        0.3%
                                  =========                ========

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

     The following table provides information regarding the historical shipment levels and average selling prices per ton:



                                               Nine Months Ended January 31,
                                               -----------------------------

                                                    1999             2000
                                                  --------         -------
          Tons shipped:
          Hot Rolled Bars                          115,642          117,826
          Rebar                                    123,606          141,461
          Fabricated Products                       43,030           51,759
                                                   --------        --------
          Total finished products                  282,278          311,046
          Billets                                   15,809           29,632
                                                   --------        --------
          Total tons shipped                       298,087          340,678
                                                   ========        ========
          Price per ton:
          Hot Rolled Bars                         $    465              439
          Rebar                                        302              287
          Fabricated Products                          504              490
          Billets                                      215              186

          Average price per ton shipped                397              367
          Average production cost per ton              307              281


Sales. Sales for the nine months ended January 31, 2000 were $125.0 million. Shipments increased in comparison to the same period in the prior year, while pricing generally decreased as summarized below:

 .    In comparison to the nine months ended January 31, 1999, shipments and pricing of our hot rolled bar products in Joliet have been impacted by market conditions with shipments decreasing approximately 5% and pricing decreasing 4%. Hot rolled bar shipments from Sand Springs increased 53% over the same period in the prior year excluding sales to Wellington, which was acquired in October 1998, from the prior year number. We have seen some improvement in hot rolled bar sales that support certain industries such oil field equipment; however, agricultural equipment sales continue to lag.

 .    Rebar shipments rebounded due to our favorable inventory position in comparison to the nine months ended January 31, 1999. In the prior year, we had very low inventories due to the rolling mill outage at the Sand Springs Facility related to the Shear Line Project completed in the fourth quarter of fiscal 1998.

 .    Finished goods prices are down in comparison to the nine month period ended
January 31, 1999, in part due to reductions in steel scrap raw material costs. During the second quarter of fiscal 2000, our scrap raw material costs began to increase which is having an adverse effect on cost of sales. Moderate price increases have been announced and in some cases implemented for certain products; however, in the short-term, we do not expect to be able to increase sales prices by an amount sufficient to offset the cost increases and our margins will be adversely affected.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

 .    In October 1998, we purchased Wellington, a railroad track spike manufacturer, which increased our sales of fabricated products and improved overall average selling prices.

Cost of Sales and Expenses. Average product cost per ton decreased to $281 in the nine month period ended January 31, 2000 from $307 in the same period in the prior year primarily due to decreases in steel scrap raw material costs. This decrease was partially offset by higher costs associated with finished goods product mix and higher operating costs.

     Selling, general and administrative expenses increased approximately $0.7 million or 6% over the first nine months of fiscal 1999, primarily due to employment costs as well as the acquisition of Wellington in October 1998.

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

Liquidity and Capital Resources

     As of January 31, 2000, we had long-term indebtedness of $131.2 million and approximately $25 million of additional borrowing availability under our revolving credit agreements. We continue to comply with all of our loan covenants. Borrowings under our revolving credit agreements bear interest at a floating rate. To the extent that interest rates and amounts outstanding under the revolving credit agreements increase, there will be corresponding increases in expenses. In addition to borrowings under the revolving credit agreements, we have historically used cash flow from operations and equipment financing agreements to fund our investing activities, including capital expenditures.

     Cash flow provided by operating activities was approximately $0.2 million for the nine month period ended January 31, 2000, as compared with cash flow used in operating activities of approximately $10.9 million for the nine month period ended January 31, 1999. Improvement in cash flow from operating activities is a result of our improved operating performance. Cash used in operating activities in the prior year also included amounts to re-build inventory after the completion of the Shear Line Project. Cash used in investing activities in the nine months ended January 31, 2000 was approximately $3.7 million, consisting of capital expenditures partially offset by the sale of assets held for sale. Capital expenditures consisted of normal capital projects to sustain and improve existing operations. For the nine month period ended January 31, 2000, cash provided by financing activities consisted of increased borrowings under the revolving credit agreement and the Railway Credit Agreement offset by dividends paid and other financing activities.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

     We have entered into a $10 million operating lease for a new reheat furnace for the Sand Springs rolling mill. The lease term is five years and contains an option to purchase the equipment at fair market value at the end of the lease term.

     Earnings before interest, taxes, depreciation, amortization, and the non-cash portion of the post-retirement expense (EBITDA) was approximately $4.1 million for the quarter ended January 31, 2000, compared to approximately $4.3 million for the same quarter in the prior year. For the nine months ended January 31, 2000, EBITDA was $16.5 million compared to $15.1 million in nine months ended January 31, 1999. We have excluded the electrode litigation settlement in all EBITDA calculations. We believe that EBITDA is a valuable measure of our operating cash flow and we consider it an indicator of our ability to meet interest payments and fund capital expenditures. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles and EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements.

     Our cash flow from operating activities and borrowings under our revolving credit facilities are expected to be sufficient to fund capital improvements and meet any near-term working capital requirements. We estimate that our annual amount of necessary maintenance capital expenditures is approximately $3 million. On a long-term basis, we have significant debt service obligations. Our ability to satisfy these obligations and to secure adequate capital resources in the future will be dependent on our ability to generate adequate operating cash flow. We expect that our cash flow from operations and borrowing availability under the revolving credit facilities will be sufficient to service the First Mortgage Notes and other investing activities. This will be dependent on our overall operating performance and is subject to general business, financial and other factors affecting us and others in the steel industry, as well as prevailing economic conditions, certain of which are beyond our control. The leveraged position we are in and the restrictive covenants we have in our bond Indenture and the revolving credit facilities could significantly limit our ability to withstand competitive pressures or adverse economic conditions.

Year 2000 Compliance

     We recognized the Year 2000 (Y2K) Information Technology issue in 1986 and began to address the problem with the re-design of our internal information systems. In early 1998, we created a formal Y2K Task Force with executive oversight to examine Y2K issues as they pertained to areas outside internal information systems including information systems infrastructure, desktop applications, manufacturing and distribution, product compliance and supply chain. To date, we have experienced no significant problems and we do not anticipate any significant problems related to the Y2K issue.

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

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

See exhibit index.

B.   Reports on Form 8-K

No reports on Form 8-K were filed during the third quarter ended January 31, 2000.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                              SHEFFIELD STEEL CORPORATION



Date: March 9, 2000                           /s/ Robert W. Ackerman
      -------------                           ----------------------
                                              Robert W. Ackerman, Chairman
                                              and Chief Executive Officer



Date: March 9, 2000                           /s/ Stephen R. Johnson
      -------------                           -----------------------
                                              Stephen R. Johnson, Vice President
                                              and Chief Financial Officer

                                 Exhibit Index


Exhibit No.                   Description                            Page No.
-----------                   -----------                            --------

  10.38        Second Restated Credit Agreement, dated January 5,
               2000 between Sand Springs Railway Company and Bank
               of Oklahoma, N.A.                                        17

  27           Financial Data Schedule