Form 10-K
period 2000-04-30
SHEFFIELD STEEL CORP
filed 2000-07-20
CIK 910719

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                   Form 10-K

(Mark One)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended April 30, 2000

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

                         Yes ____  No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K[ ]

     As of July 17, 2000, there were 3,584,112 shares of the Registrants $.01 par value Common Stock outstanding. The aggregate market value of voting stock held by nonaffiliates is unknown as the Registrant's stock is not traded on an established public trading market.

                      Documents Incorporated by Reference

1) Portions of the Registrants Proxy Statement dated July 31, 2000 are incorporated by reference into Part III of this Report on Form 10-K.

                          SHEFFIELD STEEL CORPORATION
                                   FORM 10-K

                               Table of Contents

Item                                                                                 Page
----                                                                                 ----
                                     Part I

1.    Business                                                                       1-10

2.    Properties                                                                       11

3.    Legal Proceedings                                                                11

4.    Submission of Matters to a Vote of Security Holders                              11

                                    Part II

5.    Market for the Registrant's Common Equity and Related Stockholder Matters        12

6.    Selected Financial Data                                                          13

7.    Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                                    14-19

8.    Financial Statements and Supplementary Data                                   20-37

9.    Changes In and Disagreements with Accountants on
       Accounting and Financial Disclosure                                             38

                                    Part III

10.   Directors and Executive Officers of the Registrant                               38

11.   Executive Compensation                                                           38

12.   Security Ownership of Certain Beneficial Owners and Management                   38

13.   Certain Relationships and Related Transactions                                   38

                                    Part IV

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                 39

PART I
------

ITEM 1.   BUSINESS
-------   --------

Overview

     Sheffield Steel Corporation (the Company, which may be referred to as we, us, or our) is a leading regional mini-mill producer of steel products including:

 .    Hot rolled steel bar products (hot rolled bar), which includes rounds, flats, squares and other shapes.
 .    Concrete reinforcing bar (rebar), which includes #4 bar (1/2 inch or 13mm)
     to #18 bar (2 1/4 inches or 57mm) which is sheared to standard lengths from 20 feet to 60 feet.
 .    Fabricated products, including fabricated and epoxy-coated rebar, steel fence posts and railroad track spikes.
 .    Various types of semi-finished steel (billets).

     Our home page on the Internet is at www.sheffieldsteel.com.  You can learn
                                         ----------------------
about us by visiting that site.

     Our Company and its predecessors have been in the steelmaking business for over 69 years. We believe that we are among the lowest cost producers of billets in the United States because of our modern and efficient melt and cast operation, high labor productivity levels, low gas and electric costs and competitive steel scrap costs. Our low cost billets feed our downstream bar mill operations and fabricated products operations. We shipped approximately 469,000 tons of steel in fiscal 2000, resulting in sales of $172.1 million.

     Our primary manufacturing facility is located in Sand Springs, Oklahoma (Sand Springs), where we conduct a full range of steelmaking activities, including the melting and casting of billets and the rolling of billets into rebar, T-section (for subsequent fabrication into steel fence posts), and a range of hot rolled bar products. We currently have 600,000 tons of steelmaking capacity. We installed a new rolling mill (Rolling Mill) in Sand Springs in 1995 which has increased productivity and efficiency in the manufacturing of rebar and has enabled us to produce certain higher quality hot rolled bar products than we were previously able to produce. In the fourth quarter of fiscal 1998, we completed a project (the Shear Line Project) to eliminate a production bottleneck in the Rolling Mill that further increased our production and improved quality. We are currently in the process of installing a new reheat furnace (the Reheat Furnace Project) in the Rolling Mill that will decrease natural gas usage as well as improve quality, product yields, and productivity. We anticipate installation to be completed during the third quarter of fiscal 2001. From Sand Springs, we also transfer billets to our rolling mill in Joliet, Illinois (Joliet), where we produce specialty hot rolled bar products. We also operate two rebar fabrication plants, one in Kansas City, Missouri (Kansas City) and one in Independence, Missouri (Waddell), a railroad spike fabrication plant in Sand Springs (Wellington) and a short line railroad (the Railway).

Business Strategy

     We believe our strategy serves to strengthen our market position and maximize profitability. There are three major components to our strategy: (i) improve our finished goods product mix; (ii) continue to focus on and extend our strong customer relationships; and (iii) further modernize our melt shop operations.

     Improve Finished Goods Product Mix. With the addition of the Rolling Mill in Sand Springs, we substantially increased our hot rolled bar production capacity. Accordingly, shipments of finished products have increased significantly as less profitable third party billet sales have been diverted to the production of hot rolled bars. Billet sales, which accounted for 23.6% of tons shipped in fiscal 1994, accounted for only 9.1% of tons shipped in fiscal 2000. By shifting away from third party billet sales and increasing hot rolled bar production, we have increased margins and reduced sales volatility, since hot rolled bar products are significantly more profitable than third party billet sales and demand is more stable. As part of our strategy to further improve product mix, in the fourth quarter of fiscal 1998, we completed the Shear Line Project which we ultimately expect will (i) increase hot rolled bar production capacity by more than 100,000 tons per year; (ii) increase utilization of our existing 600,000 tons of steelmaking capacity; (iii) improve the quality of all mill products, especially hot rolled bar; and (iv) improve product mix by further reducing billet sales to third parties. To date, we have had partial success in achieving our expectations of the new shear line and we continue our efforts to achieve its anticipated potential. In addition, the Reheat Furnace Project, which is expected to be completed in the third quarter of fiscal 2001, will (i) decrease natural gas consumption, (ii) improve quality, product yields, and productivity and, as a result, (iii) improve product mix.

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

     Modernize Melt Shop. We believe that we are among the lowest cost producers of billets in the United States as a result of our efficient melt and cast operation, high labor productivity level, low natural gas and electricity costs and competitive steel scrap costs. Over the last three years, we have made improvements to general operating practices, improved yields, and reduced costs. Annual billet production capacity has increased from 525,000 tons to 600,000 tons per year. Through incremental capital investments, we intend to pursue additional modernization measures, such as the installation of a ladle arc furnace in the melt shop, which will further enhance production capability, increase production capacity, reduce manufacturing costs and improve the quality of finished products.

Products, Customers and Markets

Our purchases of Wellington and Waddell have resulted in conversion of a portion of rebar and hot rolled bar sales into sales of fabricated products. The following table shows the percentage of revenues derived from each product category for the last three years:

                                           Fiscal Year Ended April 30,
                                           ----------------------------
                                  1998                 1999                2000
                                  ----                 ----                ----
Hot Rolled Bar                    45.8%                43.6%               41.7%
Rebar                             34.1%                31.3%               31.4%
Fabricated Products               14.0%                19.5%               20.7%
Billets                            4.5%                 3.8%                4.8%
Other                              1.6%                 1.8%                1.4%
                                  ----                 ----                ----
   Total                           100%                 100%                100%
                                  ====                 ====                ====

     Hot Rolled Bar. According to the American Iron and Steel Institute (AISI), the size of the hot rolled bar product market in the United States was approximately 8.2 million tons in 1998. The demand for consistent quality is very significant in this market, where quality is measured by the adherence to specifications related to chemical composition, surface quality, product integrity and size tolerances. We sell a variety of specialty hot rolled bar products, including flats, squares, rounds and special shapes for end use applications that include auto parts, conveyor assemblies, pole line hardware, wrenches, farm equipment and construction machinery. The majority of hot rolled bar products produced in Joliet are sold directly to original equipment manufacturers and cold drawn bar finishers, while the remainder is sold to steel service centers. Hot rolled bar products produced in Sand Springs are sold primarily to end product manufacturers.

     We strive to differentiate ourselves from our competitors in the hot rolled bar market. In Joliet, we focus on specialty products and target customers with special requirements as to bar shape, size and chemical composition and, in many cases, small volume needs. We believe that our target customer focus often allows us to act as the sole supplier of particular shapes, sizes or steel chemistries to certain customers. In some cases we compete with a limited number of producers of specialty hot rolled bar products. We believe that these niche markets are unattractive to larger volume producers. In Sand Springs, we provide a competitive geographical advantage in the south-central United States hot rolled bar market. This enables our customers to benefit from lower freight costs, shorter lead times and more timely deliveries. As a result of these competitive advantages and our strong reputation for quality and service, we have developed a number of close relationships with hot rolled bar product customers in our region. We believe that there are significant opportunities for Sand Springs to sell standard hot rolled bar products to customers that Joliet is currently selling specialty products.

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

     During fiscal 2000, business on the Joliet 10" mill continued to decline. Tonnage on this mill has been minimal for several years. The loss of additional tonnage made the mill financially unprofitable. Therefore, we decommissioned the mill at the end of May 2000. We were able to convert a significant portion of the products rolled on the 10" mill to the Joliet 12" mill and to the Rolling Mill in Sand Springs. The shut-down of the 10" mill will not have a material write-off associated with it and we believe that it will slightly improve profitability at both Joliet and Sand Springs.

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

     Rebar demand is driven by trends in commercial and industrial construction and infrastructure investment. During periods of overall reduced steel industry demand, we have maintained relatively stable rebar sales volume due to the level of public sector investment in roads, bridges, water projects, airports and public facilities in the south-central United States. We have successfully built and we strive to maintain long-term relationships with our customers by providing them with competitive pricing, assured product availability and reliable, prompt delivery and service. This strategy permits the fabricators to compete successfully in the construction and infrastructure markets, thus reinforcing our relationships with such fabricators.

     Due to the importance of pricing, freight costs and delivery response time, sales of rebar tend to be concentrated within close geographic proximity to a rebar manufacturer's mini-mill. Our rebar market is concentrated in the geographic area surrounding Sand Springs. In the Company's primary market area of Oklahoma, Kansas and portions of Nebraska, Missouri, Arkansas, and northern Texas, we enjoy a freight advantage over our competitors and believe we have a market share in excess of 50%. Approximately 80% of our rebar shipments are made in this primary market area. The remaining rebar shipments are made in the adjacent regions of Nebraska, Missouri, Arkansas, Texas, Louisiana, New Mexico, and Colorado.

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

     Fabricated rebar is shipped from Kansas City and Waddell to highway and construction contractors in Missouri, Kansas, Nebraska and contiguous markets. In recent years, we have experienced increased demand from contractors bidding on infrastructure projects for fabricated rebar which is epoxy-coated prior to fabrication to protect against corrosion in the field. This has provided Kansas City with a competitive advantage and contributed to a growth in shipments. Our epoxy coating line, which is certified by the Concrete Reinforcing Steel Institute, is the only one located in the Kansas City market. This provides us with a competitive advantage in securing contracts. Since the acquisition of Waddell in October 1997, we have been successful at integrating the management of these two companies. With Waddell handling smaller, higher value added jobs and Kansas City able to handle larger volume jobs, we believe we have significantly strengthened our position in this market.

     On October 6, 1998, we purchased Wellington Industries, Inc., a railroad track spike manufacturer located in Sand Springs. We believe that the purchase of Wellington secured a downstream market for our Rolling Mill products (square hot rolled bar) and it enhances our fabrication capabilities.

     Billets. We sell billets to other steel mills and forgers for conversion into finished products. Sales volume potential and pricing for billets, particularly in the spot market, is highly variable. The dominant competitive factors are availability and price. Although our sales to forgers are fairly consistent, billet sales to third parties are dependent on our own billet requirements and market conditions that vary widely.

     The Railway Company. We operate approximately seven miles of mainline rail line between Sand Springs and Tulsa, Oklahoma, primarily serving the operations of Sand Springs and, to a lesser extent, third parties. Revenues from third parties are immaterial to our financial results.

Manufacturing Process

     In Sand Springs, steel scrap is conveyed by rail car from our scrap yard to the melt shop, where the steel scrap is melted in two 85-ton electric arc furnaces. During the scrap melting process, impurities are removed from the molten steel. The molten steel is then poured into a ladle, where metal alloys are added to obtain desired chemical compositions. The molten steel is then conveyed to a six-strand continuous caster that casts various types of billets. The continuous caster is capable of casting billets up to 6 inches square and 50 feet long. These billets are then reheated, rolled and shaped into various finished steel products at the rolling mills in Sand Springs or Joliet or, to a lesser extent, sold to third parties. The rolling mill in Sand Springs produces rebar, ''T'' sections (which are further processed into fence posts), and a range of hot rolled bar products, including squares (which are forged into track spikes at Wellington). The rolling mill in Joliet produces an extensive range of hot rolled bar products. A portion of the rebar produced in Sand Springs is epoxy coated and/or fabricated at either Kansas City or Waddell.

Sales and Marketing

     Hot rolled bar products produced in Joliet are sold by our sales personnel and through commissioned sales representatives under exclusive agency agreements with us. Rebar and hot rolled bar products produced in Sand Springs are sold through our own sales force and sales agencies which also service Joliet. We market fence post directly to farm cooperatives and to fence post distributors. While some billets are sold through semi-finished steel brokers on the ''spot'' market, most are sold directly by us. As a result of adverse weather conditions that can impact construction activities and a normal seasonal downturn in manufacturing levels, we typically experience lower sales volumes in the third fiscal quarter.

Raw Materials

     Our primary raw material is steel scrap, which is generated principally from industrial, automotive, demolition, railroad, obsolete, and other sources. We purchase scrap in the open market by direct purchase and through a limited number of steel scrap brokers and dealers. The cost of steel scrap is subject to market forces, including demand by other steel producers, export/import volumes, and utilization of scrap substitutes such as pig iron and hot-briquette iron. Our cost of scrap can vary significantly, and we may not be able to adjust product prices in the short-term to recover large increases in scrap costs. Over longer periods of time, however, product prices and steel scrap prices have tended to move in the same direction.

     The long-term demand for steel scrap and its importance to the domestic steel industry may be expected to increase as mini-mill producers continue to expand steel scrap-based electric arc furnace capacity and capture market share from existing integrated facilities. For the foreseeable future, however, we believe that supplies of steel scrap will continue to be available in sufficient quantities. In addition, a number of technologies exist for the processing of iron ore into forms which may be substituted for steel scrap in electric arc furnace-based steelmaking. Such forms include direct-reduced iron, hot-briquette iron and pig iron. A sustained increase in the price of steel scrap could result in increased use of these alternative materials. We have successfully employed scrap substitutes in our manufacturing process to achieve quality characteristics.

Energy

     Our manufacturing process in Sand Springs consumes large amounts of electricity. We purchase our electrical needs for Sand Springs from Public Service of Oklahoma (PSO) under a real time pricing tariff which is available only to PSO's largest customers. Under this tariff, we purchase a base load at a contracted price adjusted for fuel costs and then purchase or sell power on an hour-by-hour basis at rates which approximate PSO's incremental costs plus a small markup. During the summer months, we may elect to shut-down our melt shop during peak periods of power costs, however, we typically do not experience power interruptions to the same extent as others in our industry. Historically, we have been adequately supplied with electricity and we do not anticipate any material curtailment in our operations resulting from energy shortages.

     We believe that our utility rates from PSO are among the lowest in the domestic mini-mill steel industry. PSO is able to generate electricity at relatively low rates, as its electric load is generated using western coal and local natural gas as compared to the higher costs of electric utilities that generate electric load using oil or nuclear power.

     We also use natural gas to reheat billets, but we are not considered a large natural gas user in Oklahoma. Since deregulation of the natural gas industry, we have negotiated and purchased well-head gas with supplemental transportation through local pipeline distribution networks. Although increases in the price of natural gas might have an adverse impact on our cost structure, any such price increase would likely have a similar effect on competitors using natural gas and/or electricity generated by natural gas. The majority of our natural gas needs (both to reheat billets and as a consumer of the electricity generated by natural gas) stem from use in Sand Springs, Oklahoma, a state with excess natural gas supplies. Historically, we have been adequately supplied with natural gas and we expect an adequate supply to be available in the future.

Competition

     We compete with a number of domestic mini-mills in each of our markets. There are common competitive factors in the steel bar business--price, proximity to market, quality and service, for example--although their relative importance varies in the different market segments.

     In the market for hot rolled bar products, Joliet occupies a niche position at the specialty end of the product range. We believe we are the sole supplier to certain customers because of their requirements for particular shapes, sizes or steel chemistries. In other cases, we compete with a limited number of other producers of specialty hot rolled bar products, including Kentucky Electric Steel Incorporated, Calumet Steel Company, North Star Steel Company, Laclede Steel Company and Northwestern Steel and Wire Company. From Sand Springs and to a much lesser degree from Joliet, we compete with mini-mill producers of standard hot rolled bar products, including Chaparral Steel Company, North Star Steel Company, Laclede Steel Company and Structural Metals, Incorporated. Competitors vary from customer to customer depending on product specifications and requirements for order sizes and inventory support.

     Since pricing, freight costs and delivery times are the most important competitive factors in the sale of rebar, sales tend to be concentrated within about 350 miles of a mini-mill. In the south-central United States, we enjoy a competitive advantage as the closest mill serving an area comprising Oklahoma, Kansas, western Missouri and Arkansas, and parts of northern Texas. The majority of our rebar tonnage was shipped to this area in fiscal 2000. We compete in the rebar market with a number of other mini-mills, principally Structural Metals, Incorporated and Chaparral Steel Company.

     We are not in competition on a regular basis with foreign or integrated steel producers. Our strategy is to focus on end-users and to provide our customers with exceptional services. Because of our customer focus and the fact that the foreign and integrated mills have cost and freight disadvantages compared to us and other domestic mini-mills, we have effectively precluded them from competing with us in the relatively low priced hot rolled bar product and graded rebar markets. However, the twenty-foot length rebar and no-grade rebar markets have been impacted by foreign imports which has significantly reduced selling prices in the past two years.

     Competitive factors in fence post sales include product quality measured by durability, appearance, workmanship, delivery response time, price, and freight costs. Competitors include Structural Metals, Incorporated and Chicago Heights Steel Company.

     For fabricated rebar, primary competitors are independent fabrication shops that are furnished with rebar from other mini-mills in the Midwest. In recent years, we believe that increased demand for epoxy-coated product from contractors bidding on infrastructure projects has provided Kansas City with a competitive advantage and contributed to growth in shipments. Other competitive factors include delivery performance, engineering support, accurate fabrication and competitive pricing. Waddell's focus is on small rebar projects, generally under 200 tons each. These two fabricators complement each other and allow for most efficient production at both locations.

     In the railroad track spike market competitive factors include quality, service and price. Our primary competitors are Ameristeel and Birmingham Rail.

Employees

     As of April 30, 2000, we had approximately 690 employees. Approximately 66% of our employees are represented by one of three bargaining units affiliated with the United Steelworkers of America (Sand Springs, Joliet and Kansas City). Sand Springs is party to a collective bargaining agreement covering approximately 295 hourly-paid production and maintenance employees. This agreement, which was negotiated as of March 2, 2000, is for a four-year period expiring on March 2, 2004. The agreement included wage increases, minor changes to certain benefits and changes to local work rules.

     Joliet is also party to a collective bargaining agreement covering approximately 139 hourly-paid production and maintenance employees that expires on March 1, 2002. Kansas City has a collective bargaining agreement covering approximately 18 employees that was negotiated on November 1, 1999 and expires on October 31, 2003. The Railway has approximately 19 employees of which 16 are represented by various labor unions. We believe that we have maintained good relationships with our labor unions in the past, but we are unable to provide assurance that the terms of any future collective bargaining agreements with any labor unions will contain terms comparable to the terms contained in its existing collective bargaining agreements.

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

Environmental Compliance

     We are subject to a broad range of federal, state and local environmental requirements, including those governing air emissions, stormwater discharges, and the handling and disposal of wastes. We have spent substantial amounts to comply with these requirements. In addition, in the event that we release hazardous materials, we could potentially be responsible for the remediation of contamination associated with such a release.

     Primarily because the melting process in Sand Springs generates emission dust that contains lead, cadmium and other heavy metals, we are classified, in the same manner as other electric arc furnace operators in this industry, as a generator of hazardous waste. The Resource Conservation and Recovery Act of 1976, as amended (RCRA), regulates the management of emission control sludge/dust from electric arc furnaces (KO61), a waste stream generated in significant quantities in Sand Springs. All of the KO61 generated in Sand Springs is shipped to Mexico, where a High Temperature Metals Recovery processor, Zinc Nacional, S.A., recovers the zinc, lead and cadmium and manufactures commercial and high purity zinc products. Zinc Nacional, S.A. is in compliance with the Mexican agency, Office of Environmental Protection, which is similar to the EPA in the United States. If a release of KO61 were to occur, we could be required to remediate such a release. Although current law permits the export of KO61, we can provide no assurance that new United States legislation prohibiting the export of hazardous waste materials or new Mexican legislation prohibiting the import of such materials, including KO61, will not be enacted. In that event, we would have to find an alternative means of treatment or disposal of the KO61 in compliance with RCRA. We believe that we could properly dispose of the KO61 generated in Sand Springs by constructing an on-site recovery or chemical stabilization process or by shipping the KO61 to a licensed domestic treatment facility. However, we can give no assurance that such an alternative would be available or that their construction and/or use would not result in significant cost increases.

     In accordance with the Clean Air Act Amendments of 1990 (CAAA) and Oklahoma's State Implementation Plan, we submitted a Title V application for an operating permit in January of 1997 and received the permit in March, 1998. We have been routinely audited and have had no resulting violations, outstanding issues or questions that were not resolved. Additional or new air emission control regulations or requirements applicable to our operations may be promulgated under the Clean Air Act in the future. We cannot at this time accurately estimate the costs, if any, of compliance with such future Clean Air Act regulations or requirements.

     We are finalizing work with the EPA in concluding their RCRA Compliance Evaluation Inspection, which was conducted by Region 6 officials in April of 1997. While we have addressed all of the EPA's concerns and they have indicated (verbally) over a year ago that no penalties should be imposed, the final written release has not been issued. The EPA was comfortable enough with our responses that they allowed our consultants to write the final report, or "Risk Assessment" in 1999. We received some additional questions from the EPA after issuing that report. We have responded to those questions and are awaiting the EPA's response. We feel that any remediation work on the site (if any is required) will be minimal in nature and will not require us to make any substantial expenditures for either remediation or environmental control during the next three years.


Cautionary Factors That May Affect Future Results

     Our disclosure and analysis in this report to shareholders contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate", "estimate", "expect", "project", "intend", "plan", "believe", or other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Specifically, these include statements relating to future actions, prospective products, future performance or results of current and anticipated new products, sales efforts, availability of raw materials, expenses such as energy costs, the outcome of contingencies, the cost of environmental compliance and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

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

 .    The steel industry is highly cyclical and seasonal in nature.
 .    There is the possibility of increased competition from other mini-mills.
 .    The risk of our ability to expand our product lines and increase sales of existing product lines.
 .    The risk of our ability to successfully produce quality products.
 .    There is risk regarding the availability of raw materials such as steel scrap.
 .    There is risk in cost and availability of energy, specifically natural gas and electricity.
 .    There are costs of environmental compliance and the impact of government regulations.
 .    Our relationship with our workforce, including the United Steelworkers of
     America Union.
 .    There are restrictive covenants and tests contained in our debt instruments could limit our operating and financial flexibility.

 .    There have been imports into the United States that have affected the steel market.
 .    General economic conditions in the United States.

ITEM 2.  PROPERTIES AND FACILITIES
-------  -------------------------

     We own the properties that are the operations for Sand Springs, Joliet, and Waddell. The facility in Sand Springs is located on approximately 148 acres of land in Sand Springs, Oklahoma. The facility in Joliet is located on approximately 30 acres of land in Joliet, Illinois. Waddell's 33,000 square foot building is located on approximately 2.1 acres of land in Independence, Missouri. We lease 9 acres of land adjacent to the facility in Joliet from the Metropolitan Water Reclamation District of Greater Chicago under a long-term lease expiring in 2053. We also lease the plant in Kansas City, which contains approximately 77,100 square feet. We lease the Wellington facility which is approximately 26,000 square foot building located on three acres in Sand Springs, Oklahoma.

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

     The facility in Joliet comprises an aggregate of approximately 334,305 square feet of floor space and contains a 12 inch merchant bar mill and a decommissioned 10 inch merchant bar mill. The total annual capacity in Joliet is approximately 145,000 tons of hot rolled bar products.

     The Railway provides freight service between Sand Springs and Tulsa on seven miles of yard track and 21 miles of spur line which connect customer facilities with the main line. The Railway owns the 28 miles of railroad track plus three locomotives, 28 gondolas and 4 flat cars. The Railway operates a maintenance shop for normal repairs and upkeep of locomotives and railcars. The Railway owns approximately 10 acres and leases and operates a transload facility and ware house.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

  Not applicable.

PART II
-------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-------  --------------------------------------------------------------------

     Our Common Stock, par value $.01 per share, is not traded on an established public trading market. As of the date of this filing, there were ten stockholders of record. We paid dividends of $10,000,000, or $2.80 per share, to stockholders in fiscal 1998 and $2,500,000, or $.71 per share in fiscal 2000. There were no dividends paid during the year ended April 30, 1999. We have loan agreements that contain limitations on our ability to pay cash dividends on Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA
------   -----------------------

The following selected consolidated financial data for the five years ended April 30, 2000 has been derived from our financial statements audited by KPMG LLP, independent auditors. Our financial statements for fiscal 2000, 1999 and 1998 and the report thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with our financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7.

                                                             (Dollars in thousands except per share and per ton data)
                                                                            Fiscal Year Ended April 30,
                                                           -----------------------------------------------------------
                                                                1996        1997        1998        1999       2000
                                                            ----------  ----------  ----------  ----------  ----------
Statement of Earnings Data:
 Sales.....................................................   $172,317    $170,865    $185,077    $163,444    $172,114
 Cost of sales.............................................    143,121     140,234     148,496     125,013     133,273
                                                              --------    --------    --------    --------    --------
 Gross profit..............................................     29,196      30,631      36,581      38,431      38,841
 Selling, general and administrative expense...............     11,737      11,923      13,006      14,470      15,083
 Depreciation and amortization.............................      6,567       6,775       7,112       7,726       8,343
 Postretirement benefit expense other than pensions........      2,776       2,353       2,681       2,411       2,302
 Restructuring charge [a]..................................          -       1,320           -           -           -
 Litigation Settlement [b].................................          -           -           -      (2,256)     (2,379)
                                                              --------    --------    --------    --------    --------
 Operating income (loss)...................................      8,116       8,260      13,782      16,080      15,492
 Interest expense..........................................    (11,733)    (11,769)    (12,300)    (14,599)    (15,167)
 Other income (expense)....................................        526           -        (180)         15        (132)
                                                              --------    --------    --------    --------    --------
 Income (loss) before income taxes and extraordinary item..     (3,091)     (3,509)      1,302       1,496         193
 Income tax (expense) benefit..............................          -           -         495           -           -
                                                              --------    --------    --------    --------    --------
 Income (loss) from continuing operations..................     (3,091)     (3,509)      1,797       1,496         193
 Extraordinary item - loss on retirement of
     long-term debt, net of income tax benefit of
     $0 in 1998 [c]........................................          -           -      (8,023)          -           -
                                                              --------    --------    --------    --------    --------

 Net income (loss).........................................   $ (3,091)   $ (3,509)   $ (6,226)   $  1,496    $    193
                                                              ========    ========    ========    ========    ========

Dividends per common share.................................   $    .52   $       -    $   2.80   $       -    $    .71

Balance Sheet Data (at end of period):
 Total assets..............................................   $143,182    $136,627    $143,618    $152,561    $160,453
 Long-term debt (including current portion)................     97,041      96,550     114,384     125,595     132,742
 Stockholders' equity (deficit)............................      6,385       2,156     (14,126)    (13,197)    (19,213)

Other Data:
 Capital expenditures......................................   $  4,978    $  3,695    $  9,023    $  6,248    $  5,668
 Net tons shipped..........................................    477,005     473,755     490,128     420,353     469,429
 Average price per ton shipped.............................   $    361    $    361    $    378    $    389    $    367
 Average production cost per ton shipped...................        300         296         303         297         284
 Number of active employees at end of period...............        705         670         623         673         690
 Ratio of earnings to fixed charges [d]....................          -           -        1.10        1.10        1.01

-----------------------------
[a] A restructuring charge of $1.3 million was recognized in fiscal 1997 as a result of early retirement incentives included in a collective bargaining agreement and salaried workforce reductions in Sand Springs.

[b] Litigation settlement income of $2.3 million in fiscal 1999 and $2.4 million in fiscal 2000 was recorded as a result of a lawsuit against certain graphite electrode manufacturers.

[c] Extraordinary loss of $8.0 million was recorded in fiscal 1998 related to the First Mortgage Note offering. The extraordinary charge related to a redemption premium, unamortized discount and debt issue costs associated with the retirement of our old First Mortgage Notes that were due in fiscal 2001.

[d] Ratio of earnings to fixed charges is defined as income before income taxes and extraordinary item plus amortization of debt issuance cost and interest expense divided by the sum of interest expense plus amortization of debt issuance costs. Earnings were insufficient to cover fixed charges by approximately $3,091 in fiscal 1996 and $3,509 in fiscal 1997.

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

     The following table provides information regarding the historical results of operations (in thousands):


                                                                        Fiscal Year Ended April 30,
                                              ---------------------------------------------------------------------------
                                                        1998                      1999                      2000
                                              -----------------------    ----------------------     ---------------------
Operating Results:                             Net Sales   % of Sales    Net Sales   % of Sales    Net Sales   % of Sales
                                              ----------   ----------    ---------   ----------    ---------   ----------
Sales                                         $185,007          100.0%   163,444          100.0%   172,114          100.0%
Cost of sales                                  148,496           80.2%   125,013           76.5%   133,273           77.4%
                                              --------                   -------                   -------

     Gross profit                               36,581           19.8%    38,431           23.5%    38,841           22.6%
 Selling and administrative                     13,006            7.0%    14,470            8.9%    15,083            8.8%
Depreciation and  amortization                   7,112            3.8%     7,726            4.7%     8,343            4.8%
Postretirement benefit expense                   2,681            1.4%     2,411            1.5%     2,302            1.3%
Litigation settlement                                -              -     (2,256)          (1.4%)   (2,379)          (1.4)%
                                              --------                   -------                   -------

     Operating income                           13,782            7.4%    16,080            9.8%    15,492            9.0%

Interest expense, net                           12,300            6.6%    14,599            8.9%    15,167            8.8%
Other Expense (income)                             180            0.1%       (15)          (0.0)%      132           (0.0)%
                                              --------                   -------                   -------
     Income from operations
       before taxes and
       extraordinary item                        1,302            0.7%     1,496            0.9%       193           0.11%

Income tax benefit                                 495            0.3%         -              -          -              -
                                              --------                   -------                   -------

     Income from
      operations before                          1,797            1.0%     1,496            0.9%       193           0.11%
      extraordinary item

 Extraordinary item-loss
 on retirement of debt                          (8,023)          (4.3)%        -              -          -              -
                                              --------                   -------                   -------

      Net income (loss)                       $ (6,226)          (3.4)%    1,496            0.9%       193           0.11%
                                              ========                   =======                   =======

The following table provides information regarding the historical shipment levels and average selling prices per ton:

                                              Fiscal Year Ended April 30,
                                         --------------------------------------
                                            1998            1999         2000
                                         ---------        --------     --------
     Tons shipped:
     Hot Rolled Bars                      185,700         154,397       164,407
     Rebar                                212,159         171,075       189,434
     Fabricated Products                   55,511          63,757        73,012
                                          -------         -------       -------
     Total finished products              453,370         389,229       426,853
     Billets                               36,758          31,124        42,576
                                          -------         -------       -------
     Total tons shipped                   490,128         420,353       469,429
                                          =======         =======       =======

     Average price per ton shipped            378             389           367
     Average production cost per ton          303             297           284


Results of Operations

Fiscal 2000 As Compared To Fiscal 1999

     Sales. Sales in fiscal 2000 were approximately $8.7 million or 5.3% more than sales in fiscal 1999. Shipments increased in comparison to the prior year, while pricing generally decreased as summarized below:

 .    Our shipments of hot rolled bar from Sand Springs increased 61% over fiscal
     1999 (excluding sales to Wellington). The Sand Springs mill increased production of hot rolled bar products and experienced higher productivity rates than in the prior year contributing to the increased sales volume. Shipments and pricing of our hot rolled bar products in Joliet have been impacted by market conditions with shipments decreasing 2% and pricing decreasing 3%. We have seen improvement in hot rolled bar sales that support certain industries such as oil field equipment; however, agricultural equipment sales continue to lag.

 .    Rebar shipments rebounded in 2000 due to our favorable inventory position in comparison to fiscal 1999. In the prior year, we had very low inventories due to the rolling mill outage at the Sand Springs Facility related to the Shear Line Project completed in the fourth quarter of fiscal 1998.

 .    Finished goods prices are down in comparison to fiscal 1999, in part due to reductions in steel scrap raw material costs. During the second quarter of fiscal 2000, our scrap raw material costs began to increase which had an adverse effect on cost of sales for the remainder of the year. However, scrap prices have moderated since year-end and we expect our margins will not be negatively impacted any further.

 .    Although not as significant, rebar imports impacted our sales and pricing of twenty-foot rebar and no-grade rebar.

 .    Wellington, a railroad track spike manufacturer which we purchased in
     October 1998, was included in operations for a full year in fiscal 2000 and approximately half a year in fiscal 1999.

     Cost of Sales and Expenses. Average product costs decreased to $284 in fiscal 2000 from $297 in fiscal 1999 due to decreases in steel scrap raw material costs. This decrease was partially offset by higher costs associated with finished goods product mix and higher operating costs.

     Selling, general and administrative expenses increased over the prior fiscal year due primarily to employment costs as well as the acquisition of Wellington.

     Depreciation increased because of additional capital expenditures primarily in Sand Springs. Amortization increased compared to the prior year due to increased amortization of intangible assets associated with the acquisition of Wellington.

     During fiscal 1999 and 2000, we were party to a lawsuit with several other steel manufacturers against certain manufacturers of graphite electrodes related to price fixing within the electrode industry. We received approximately $2.4 million related to the settlements reached this fiscal year ($2.3 million in fiscal 1999) with certain of the defendents.

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

 .    Although not as significant, rebar imports impacted our sales and pricing of no-grade rebar.

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

Liquidity and Capital Resources

     As of April 30, 2000, we had long-term indebtedness of $132.7 million and approximately $26.1 million of additional borrowing availability under our revolving credit agreements. We were in compliance with all of our debt covenants under our long-term debt instruments as of April 30, 2000.

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

     Cash flow provided by operating activities was $4.9 million in fiscal 2000, compared with cash flow used in operating activities of $3.7 million in fiscal 1999. Cash provided by operations was negatively impacted in the prior year by payments made on the shear line project. In addition, raw material pricing increased accounts payable balances at fiscal 2000 year-end.

     In fiscal 2000, we entered into a $10 million operating lease for a new reheat furnace for the Sand Springs rolling mill. The lease term is five years and contains an option to purchase the equipment at fair market value at the end of the lease term.

     Earnings before interest, taxes, depreciation, amortization, extraordinary item and the non-cash portion of the post-retirement expense (EBITDA) was approximately $22.4 million for the year ended April 30, 2000 as compared to $22.9 million in the prior year. We have excluded the electrode litigation settlement in all EBITDA calculations. We believe that EBITDA is a valuable measure of our operating cash flow and we consider it an indicator of our ability to meet interest payments and fund capital expenditures. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles and EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements. We exclude restructuring expense, extraordinary items and gain or loss on retirements from EBITDA due to the non-recurring nature of these items.

     Cash used in investing activities in fiscal 2000 was $5.5 million consisting of capital improvements partially offset by the sale of assets held for sale. Capital expenditures consisted of normal capital projects to sustain and improve existing operations. Cash flow provided by financing activities consisted of increased borrowings under the revolving credit agreement and the Railway Credit Agreement offset by dividends paid, debt payments, and repurchase of common stock.

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

     Our cash flow from operating activities and borrowings under our revolving credit facilities are expected to be sufficient to fund capital improvements and meet any near-term working capital requirements. We estimate that our annual level of necessary maintenance capital expenditures is approximately $3 million. On a long-term basis, we have significant future debt service obligations. Our ability to satisfy these obligations and to secure adequate capital resources in the future will be dependent on our ability to generate adequate operating cash flow. We expect that our cash flow from operations, borrowing availability under the revolving credit facilities, and potential refinancing of our First Mortgage Notes will be sufficient to fund the repayment of the First Mortgage Notes and other investing activities. This will be dependent on our overall operating performance and is subject to general business, financial and other factors affecting us and others in the domestic steel industry, as well as prevailing economic conditions, certain of which are beyond our control. The leveraged position we are in and the restrictive covenants we have in our bond Indenture and the revolving credit facilities could significantly limit our ability to withstand competitive pressures or adverse economic conditions.


Compliance with Environmental Laws and Regulations

     We are subject to a broad range of federal, state and local environmental regulations and requirements, including those governing air emissions and discharges into water, and the handling and disposal of solid and/or hazardous wastes. As part of the normal course of business, we incur expenses, primarily for the disposal of bag house dust generated in the meltshop, to comply with these regulations and requirements. Expenses were approximately $2.0 million in fiscal 1998, $2.2 million in fiscal 1999, and $2.0 million in fiscal 2000. Capital expenditures incurred to comply with these requirements were approximately $1.1 million in fiscal 1999 and $205 thousand in fiscal 2000. In addition, in the event that we release a hazardous substance, we could be responsible for the remediation of contamination associated with such a release. We believe that we are currently in substantial compliance with all known material and applicable environmental regulations.

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

Year 2000 Compliance

     We recognized the Year 2000 (Y2K) Information Technology issue in 1986 and began to address the problem with the re-design of our internal information systems. In early 1998, we created a formal Y2K Task Force with executive oversight to examine Y2K issues as they pertained to areas outside internal information systems including information systems infrastructure, desktop applications, manufacturing and distribution, product compliance and supply chain. To date, we have not experienced any significant problems and we do not anticipate any significant problems in the future related to the Y2K issue.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our earnings are affected by changes in interest rates (primarily the prime rate). At April 30, 2000, we had approximately $22.7 million of long-term debt with variable rates. Interest risk can be estimated by measuring the impact of a 10% increase in interest rates. We would incur an additional $200 thousand of interest expense per year on our variable rate borrowing if our debt levels remained approximately the same as at April 30, 2000. Because we experience changes in our debt levels due to operating requirements or changes in the general economic environment that we are unable to predict, this estimate assumes no changes in our financial structure.


     The fair value of the First Mortgage Notes at April 30, 2000, based on the currently offered market price was $91.3 million versus a carrying value of approximately $110 million.

ITEM 8.  FINANCIAL STATEMENTS
-------  ---------------------



                         Independent Auditors' Report



The Board of Directors and Stockholders
Sheffield Steel Corporation:


We have audited the accompanying consolidated balance sheets of Sheffield Steel Corporation and subsidiaries as of April 30, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended April 30, 2000. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the index at Item 14(a)2. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sheffield Steel Corporation and subsidiaries at April 30, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                              /s/ KPMG LLP

Tulsa, Oklahoma
June 23, 2000

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets
                       (In thousands, except share data)

                                                                                      April 30,
                                                                             --------------------------
                     Assets                                                      1999              2000
                     ------                                                      ----              ----
Current assets:
  Cash and cash equivalents                                                  $     86                79
  Accounts receivable, less allowance for doubtful accounts of
    $658 and $541 at April 30, 1999 and 2000, respectively                     19,943            25,320
  Inventories                                                                  44,034            49,333
  Prepaid expenses and other                                                    1,486             1,375
  Deferred income tax asset                                                     3,353             3,352
                                                                             --------           -------
        Total current assets                                                   68,902            79,459

Property, plant and equipment, net                                             68,310            66,245
Property held for sale                                                            439               139
Intangible asset, less accumulated amortization of $2,249
    and $3,204 at April 30, 1999 and 2000, respectively                        10,011             9,346
Other assets                                                                      482               716
Receivable from parent                                                          2,705             2,705
Deferred income tax asset                                                       1,712             1,843
                                                                             --------           -------

                                                                             $152,561           160,453
                                                                             ========           =======
          Liabilities and Stockholders' Deficit
          -------------------------------------

Current liabilities:
  Current portion of long-term debt                                          $  2,885             2,607
  Accounts payable                                                             14,803            20,645
  Accrued interest payable                                                      5,362             5,385
  Accrued liabilities                                                           6,455             6,701
  Due to affiliated company                                                        75                77
                                                                             --------           -------
        Total current liabilities                                              29,580            35,415

Long-term debt, excluding current portion                                     122,710           130,135
Accrued postretirement benefit costs                                           12,380            13,374
Other liabilities                                                               1,088               742
                                                                             --------           -------
        Total liabilities                                                     165,758           179,666
                                                                             --------           -------

Stockholders' deficit:
  Common stock, $.01 par value, authorized 10,000,000
   shares, issued and outstanding 3,459,300 and
   3,458,828  at April 30, 1999 and 2000, respectively                             35                35
  Additional paid-in capital                                                    2,024                 -
  Retained deficit                                                            (14,202)          (18,141)
                                                                             --------           -------
                                                                              (12,143)          (18,106)
     Less loans to stockholders                                                 1,054             1,107
                                                                             --------           -------
        Total stockholders' deficit                                           (13,197)          (19,213)
                                                                             --------           -------
Commitments and contingencies                                                       -                 -
                                                                             $152,561           160,453
                                                                             ========           =======

See accompanying notes to consolidated financial statements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                (In thousands)

                                                                              Year Ended April 30,
                                                                   --------------------------------------------
                                                                    1998               1999              2000
                                                                    ----               ----              ----
Sales                                                              $185,077           163,444           172,114
Cost of sales                                                       148,496           125,013           133,273
                                                                   --------           -------           -------

       Gross profit                                                  36,581            38,431            38,841

Selling, general and administrative expense                          13,006            14,470            15,083
Depreciation and amortization expense                                 7,112             7,726             8,343
Postretirement benefit expense other than pensions                    2,681             2,411             2,302
Litigation settlement                                                     -            (2,256)           (2,379)
                                                                   --------           -------           -------

       Operating income                                              13,782            16,080            15,492
                                                                   --------           -------           -------

Other (expense) income:
 Interest expense, net                                              (12,300)          (14,599)          (15,167)
 Other                                                                 (180)               15              (132)
                                                                   --------           -------           -------
                                                                    (12,480)          (14,584)          (15,299)
                                                                   --------           -------           -------
       Income from operations before
          income taxes and extraordinary item                         1,302             1,496               193

Income tax benefit                                                      495                 -                 -
                                                                   --------           -------           -------

       Income from operations before
          extraordinary item                                          1,797             1,496               193

Extraordinary item - loss on retirement of debt                      (8,023)                -                 -
                                                                   --------           -------           -------

       Net income (loss)                                           $ (6,226)            1,496               193
                                                                   ========           =======           =======

See accompanying notes to consolidated financial statements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

           Consolidated Statements of Stockholders' Equity (Deficit)
                       (In thousands, except share data)


                                                                          Year Ended April 30,
                                                               --------------------------------------------
                                                                   1998              1999              2000
                                                                   ----              ----              ----
Common stock:
  Balance at beginning of year                                 $     34                36                35
  Common stock warrants
     Exercised (245,250 shares)                                       2                 -                 -
  Common stock retired (161,450 and 118,112
    shares in 1999 and 2000, respectively)                            -                (2)               (1)
  Stock options exercised (50,625 and 117,640
    shares in 1999 and 2000, respectively)                            -                 1                 1
                                                               --------           -------           -------
  Balance at end of year                                             36                35                35
                                                               ========          ========           =======

Additional paid-in capital:
  Balance at beginning of year                                    2,536             2,536             2,024
  Common stock retired                                                -              (886)           (2,934)
  Stock options exercised                                             -               374               910
                                                               --------           -------           -------
  Balance at end of year                                          2,536             2,024                 -
                                                               ========          ========           =======

Retained earnings (deficit):
  Balance at beginning of year                                      528           (15,698)          (14,202)
  Net income (loss)                                              (6,226)            1,496               193
  Common stock retired                                                -                 -            (1,632)
  Dividends                                                     (10,000)                -            (2,500)
                                                               --------           -------           -------
  Balance at end of year                                        (15,698)          (14,202)          (18,141)
                                                               ========          ========           =======

See accompanying notes to consolidated financial statements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                Year Ended April 30,
                                                                    ------------------------------------------
                                                                        1998             1999             2000
                                                                        ----             ----             ----
Cash flows from operating activities:
 Net income (loss)                                                  $ (6,226)           1,496              193
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                     7,409            8,052            8,670
     Loss (gain) on sale or retirement of assets                         160              (15)             132
     Accrual of postretirement benefits other than
        pensions, net of cash paid                                     1,893            1,392              999
     Non-cash portion of extraordinary item                            2,995                -                -
     Deferred income taxes                                              (495)             (80)            (130)
     Changes in assets and liabilities, net of effects
        of acquisition of business':
      Accounts receivable                                                726            1,520           (5,377)
      Inventories                                                      3,779          (10,065)          (5,299)
      Prepaid expenses and other                                         677             (241)             259
      Other assets                                                       (16)            (441)            (493)
      Accounts payable                                                 2,899           (5,610)           5,842
      Accrued interest payable                                           651              211               23
      Accrued liabilities                                                373              122              246
      Due to affiliated company                                           36              (10)               2
      Other liabilities                                                 (875)             (13)            (140)
                                                                    --------          -------           ------
             Total adjustments                                        20,212           (5,178)           4,734
                                                                    --------          -------           ------

                 Net cash provided by (used in) operating
   activities                                                         13,986           (3,682)           4,927
                                                                    --------          -------           ------

Cash flows from investing activities:
  Capital expenditures                                                (9,023)          (6,248)          (5,668)
  Acquisition of business, net of cash acquired                       (2,414)          (2,635)               -
  Proceeds from sale of equipment                                          -               18              212
                                                                    --------          -------           ------

                 Net cash used in investing activities               (11,437)          (8,865)          (5,456)
                                                                    --------          -------           ------

                                                                     (Continued)

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                                (In thousands)


                                                                                Year Ended April 30,
                                                                     ---------------------------------------
                                                                         1998           1999            2000
                                                                         ----           ----            ----
Cash flows from financing activities:
  Net increase (decrease) under revolving lines of credit            $(19,684)         6,875           8,567
  Proceeds from issuance of long-term debt                            112,213          7,091           1,500
  Repayment of long-term debt                                         (76,502)        (2,990)         (2,920)
  Payment of debt issuance costs                                       (6,001)           (45)           (308)
  Dividends paid                                                      (10,000)             -          (2,500)
  Payments to retire stock                                                  -           (888)         (4,566)
  Stock Options exercised                                                   -              -             749
                                                                     --------         ------          ------

         Net cash provided by financing activities                         26         10,043             522
                                                                     --------         ------          ------

Net (decrease) increase in cash and cash equivalents                    2,575         (2,504)            ( 7)

Cash and cash equivalents at beginning of year                             15          2,590              86
                                                                     --------         ------          ------

Cash and cash equivalents at end of year                             $  2,590             86              79
                                                                     ========         ======          ======

Supplemental Disclosure of Cash Flow Information
------------------------------------------------
Cash paid during the year for:
  Interest                                                           $ 11,352         14,062          14,820
                                                                     ========         ======          ======
  Income taxes                                                       $      -             80             143
                                                                     ========         ======          ======

Noncash items:
  Change in unfunded accumulated benefit obligation
       included in other assets and other liabilities                $    172            206            (206)
                                                                     ========         ======          ======

See accompanying notes to consolidated financial statements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         April 30, 1998, 1999 and 2000
                       (In thousands, except share data)

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

Our primary business is the production of concrete reinforcing bar, fence posts, and a range of hot rolled bar products including rounds, flats and squares. We operate in an economic environment wherein the commodity nature of both our products for sale and our primary raw materials cause sales prices and purchase costs to fluctuate, often on a short-term basis, due to the worldwide supply and demand situation for those commodities. The supply and demand factors for our products for sale and the supply and demand factors for our primary raw materials correlate to a degree, but are not necessarily the same. Therefore, margins between sales price and production costs can fluctuate significantly on a short-term basis. We grant credit to customers under normal industry standards and terms. We have established policies and procedures that allow for proper evaluation of each customer's creditworthiness as well as general economic conditions. Consequently, an adverse change in those factors could affect our estimate of bad debts.

Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (as determined by the first-in first-out method) or market. The cost of work-in-process and finished goods inventories is based on standards, which approximate cost. Work-in-process and finished goods include direct labor and allocated overhead.

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

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements, Continued

Property, Plant and Equipment

Property, plant and equipment, which includes capitalized leases, is stated at cost. Depreciation and amortization of leased equipment is provided over the estimated useful lives of the individual assets using the straight-line method. The useful lives of the property and equipment range from three to forty years. Significant renewals and betterments are capitalized; costs of maintenance and repairs are charged to expense as incurred.

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

Stock Option Plan

We adopted SFAS No. 123, "Accounting for Stock-Based Compensation" which permits, but does not require, a fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows companies to continue applying the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", however, such companies are required to disclose pro forma net income as if the fair value based method had been applied. We have elected to continue to apply the provisions of APB Opinion No. 25 for puposes of computing compensation expense and we have provided the pro forma disclosure provisions of SFAS No. 123 herein.

Segment Information

We operate in a single operating segment providing steel products and services to the steel manufacturing and fabricating industry. We had sales of $172,114 in 2000, of which $171,222 were sales in the United States and $892 were sales outside the United States. We sell our products in the United States and internationally through our own sales force and to a limited extent, sales agencies. Our assets are all located in the United States. We have one customer that accounted for approximately 12% of sales in 1998 and 14% of sales in 1999 and 2000.

(2)  Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of cash and cash equivalents, trade accounts receivable and trade accounts payable approximates the fair value because of the short maturity of those instruments. The carrying amounts of notes payable to banks and equipment financing companies (see Note 5) approximates the fair value due to these debt instruments having variable interest rates similar to those that are currently available to us. The fair value of the first mortgage notes (see Note
5) at April 30, 2000, based on the currently offered market price, is approximately $91,300 ($107,800 at April 30, 1999) versus a carrying value of approximately $110,000.

(3) Inventories

The components of inventories are as follows:

                                                         April 30,
                                                  ---------------------
                                                    1999         2000
                                                    ----         ----

Raw materials and storeroom supplies              $12,408        11,419
Work in process                                    13,390        16,357
Finished goods                                     18,236        21,557
                                                  -------        ------

                                                  $44,034        49,333
                                                  =======        ======

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements, Continued

(4)    Property, Plant and Equipment

The components of property, plant and equipment are as follows:

                                                             April 30,
                                                     -------------------------
                                                       1999               2000
                                                       ----               ----

Land and buildings                                   $ 17,561           18,510
Machinery and equipment                               106,327          109,916
Roadbed and improvements                                5,492            5,674
Construction in process                                 2,181            2,348
                                                     --------          -------
                                                      131,561          136,448
Less accumulated depreciation and amortization         63,251           70,203
                                                     --------          -------

                                                     $ 68,310           66,245
                                                     ========          =======

Depreciation and amortization of property, plant and equipment charged to operations was $6,605 in 1998, $7,119 in 1999 and $7,697 in 2000.

The range of estimated useful lives for determining depreciation and amortization of the major classes of assets are:


                  Buildings                       5-25 years
                  Machinery and equipment         3-25 years
                  Roadbed and improvements        3-40 years

(5)    Long-term Debt

Long-term debt is comprised of the following:

                                                       April 30,
                                               ------------------------
                                                   1999            2000
                                                   ----            ----

First mortgage notes [a]                       $110,000         110,000
Revolving credit agreement [b]                    6,285          15,380
Railway term loan [c]                             1,000           2,000
Railway revolving credit agreement [c]              620              92
Equipment notes [d]                               4,931           3,543
Notes payable [e]                                 2,759           1,727
                                               --------         -------
                                                125,595         132,742
Less current portion                              2,885           2,607
                                               --------         -------

                                               $122,710         130,135
                                               ========         =======

[a] On November 26, 1997, we issued $110,000 of 11.5% First Mortgage Notes due 2005. Interest on the First Mortgage Notes is payable semi-annually on June 1/st/ and December 1/st/ of each year at the rate of 11.5% per year. The First Mortgage Notes are secured by a first priority lien on substantially all existing and future real property and equipment. We are subject to certain covenants including certain limitations on additional indebtedness and restricted payments, such as dividends and purchases of stock.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements, Continued

[b] The revolving credit agreement with a bank provides for maximum borrowings of $50,000 based on a percentage of eligible accounts receivable and inventory. Borrowings are secured by a first priority lien on inventory and accounts receivable. Interest is computed at prime plus a variable margin (based on the achievement of certain interest coverage ratios) from 0% to 1/2% and is payable monthly. At April 30, 2000, the interest rate was 9% (prime). An annual commitment fee of .5% is charged on the unused portion of the revolving credit agreement. The agreement will continue through November 1, 2002 and thereafter on a year-to-year basis until terminated by us or the lender.

[c] The Railway credit agreement with a bank is comprised of two notes; a $2,000 term loan with $500 principal payments each year with the final payment on February 4, 2004, and a $1,000 line of credit maturing February 1, 2002. The notes are secured by all of the assets and capital stock of the Railway. Interest is computed at prime plus 3/4 % and is payable quarterly. At April 30, 2000, the interest rate was 9.75%.

[d] Equipment notes are notes payable to equipment financing companies and vendors related primarily to the financing of equipment purchases. The notes are payable in monthly principal installments of $93 plus interest payable at variable rates. The notes mature in fiscal year 2004 and are secured by equipment.

[e] Notes payable consists of various notes issued and assumed in conjunction with the acquisition of Waddell and Wellington and are secured by the stock of these two companies. The notes, which mature over the next two years, bear interest at varying rates based on the prime rate of interest as determined by Bank of America.

The aggregate maturities of long-term debt for the years ending April 30, are as follows:


      2001                                       $  2,607
      2002                                          2,449
      2003                                         16,999
      2004                                            687
      2005                                              -
      Thereafter                                  110,000
                                                 --------
         Total Maturities                        $132,742
                                                 ========

Interest costs were $12,300 in 1998, $14,599 in 1999 and $15,167 in 2000.
Various agreements contain restrictive covenants including limitations on additional borrowings, dividends and other distributions and the retirement of stock. Additionally, certain agreements require maintenance of specified performance ratios. In the event of default of the restrictive covenants or failure to maintain the specified performance measures, the lender may withdraw the credit agreements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements, Continued


(6)    Income Taxes

Income tax benefit for the years ended April 30, 1998, 1999, and 2000 consists of:


                                          Current     Deferred    Total
                                          -------     --------    -----
Year ended April 30, 1998:
  U.S. federal tax benefit (expense)        $   -         421      $421
  State tax benefit (expense)                   -          74        74
                                            -----         ---      ----
                                            $   -         495      $495
                                            =====         ===      ====

Year ended April 30, 1999:
  U.S. federal tax benefit (expense)        $ (80)         80      $  -
  State tax benefit (expense)                   -           -         -
                                            -----         ---      ----
                                            $ (80)         80      $  -
                                            =====         ===      ====

Year ended April 30, 2000:
  U.S. federal tax benefit (expense)        $(130)        130      $  -
  State tax benefit (expense)                   -           -         -
                                            -----         ---      ----
                                            $(130)        130      $  -
                                            =====         ===      ====


Income taxes attributable to operations differed from the amounts computed by applying the U.S. federal income tax rate of 34% as a result of the following:

                                                   Year Ended April 30,
                                                 ------------------------
                                                  1998     1999      2000
                                                  -----    -----     ----

Computed "expected" tax benefit (expense)        $(443)    (509)      (66)
State income taxes, net of federal benefit         (52)     (60)       (8)
Change in valuation allowance                      872     (429)     (290)
Utilization of net operating loss carryforwards      -    1,026         -
Other, net                                         118      (28)      364
                                                 -----    -----      ----
                                                 $ 495        -         -
                                                 =====    =====      ====


The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:


                                                               April 30,
                                                          -------------------
                                                            1999       2000
                                                            ----       ----
Deductible temporary differences:
   Inventories                                            $  1,355      1,371
   Allowance for doubtful accounts                             250        250
   Accrued liabilities not deductible until paid             1,636      1,602
   Postretirement benefit costs                              4,704      5,082
   Restructuring charge                                        513        514
   Net operating loss carryforwards                         13,159     13,190
   Alternative minimum tax credit carryforwards              1,042      1,142
   Investment tax credit carryforwards                       3,523      3,580
                                                          --------    -------
                                                            26,182     26,731
   Less valuation allowance                                  8,886      9,176
                                                          --------    -------
                                                            17,296     17,555
Taxable temporary difference - plant and equipment         (12,231)   (12,360)
                                                          --------    -------

   Net deferred tax asset                                 $  5,065      5,195
                                                          ========    =======

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements, Continued


At April 30, 2000, we had available net operating loss (NOL) carryforwards for regular federal tax purposes of approximately $34,710 which will expire as follows: $64 in 2005, $2,653 in 2007, $4,374 in 2008, $5,797 in 2009, $7,447 in
2011, $6,264 in 2012, $7,754 in 2013 and $357 in 2015. We have investment tax credit carryforwards of $328 for federal tax purposes and $3,252 for state tax purposes. We have fully reserved for the investment tax credit carryforwards as it is likely that they will not be utilized prior to their expiration. The credits expire in various periods through 2007. We also have available $1,142 of alternative minimum tax (AMT) credit carryforwards which may be used indefinitely to reduce future federal regular income tax obligations. Of the amounts noted above, approximately $810 of NOL carryforwards and $152 of investment tax credit carryforwards were added due to the purchase of Wellington; these amounts were fully reserved at the date of acquisition. If ever recognized, the benefit will be recorded as a reduction to goodwill.

A valuation allowance is required when it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon future profitability. The steel industry has historically experienced cyclical earnings patterns and we have normally utilized all NOL's generated during the down cycle. Substantially all of our NOL's have been generated since 1992 and can be attributed to a down cycle in the industry in 1992 through 1995, losses incurred in the closing of our Oklahoma City facility and losses on the early retirement of debt. The latter two events have accounted for $6,800 and $13,300 in losses, respectively. During this latest upward cycle, which began in 1995, we have installed a new rolling mill and shear line which has increased the productivity and efficiency in the production of rebar and has enabled us to produce certain higher quality hot rolled bar products. Delays in the installation, testing and acceptance of these projects have negatively impacted earnings during this period. We continue to introduce new mill products and make progress toward achieving the anticipated potential of the mill. However, we can give no assurance that the mill will reach the forecasted production goals or that we will achieve future profitability.

Accordingly, we adjusted the valuation allowance at April 30, 2000, to reduce the deferred tax assets to a level which, based on historical taxable income trends and our projections for future taxable income, will more likely than not, be realized. In order to fully realize the remaining net deferred tax asset, we will need to generate future taxable income, exclusive of reversals of deferred tax liabilities, of approximately $13,700.

(7)  Employee Benefit Plans

We have defined benefit plans that cover the hourly employees at Sand Springs and Joliet and the salaried employees at Sand Springs. Benefits are generally based on years of service and the employee's compensation during the last ten years of employment. Our funding policy is to contribute annually at least the minimum amount necessary to avoid a deficiency in the funding standard.

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

The following tables set forth the plans' benefit obligations, fair value of plan assets, and funded status at April 30, 1999 and 2000 as determined by an independent actuary:

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements, Continued


                                                                   Pension Benefits                     Other Benefits
                                                           ----------------------------------  -------------------------------
                                                                   1999            2000              1999              2000
                                                                -------          ------             ------            ------
          Change in benefit obligation:
          -----------------------------
  Benefit obligation at beginning of  year                      $25,220          28,289            22,983            21,013
  Service cost                                                      792             769               264               271
  Interest costs                                                  1,831           1,898             1,396             1,332
  Amendments                                                        147             300                 -                 -
  Actuarial loss/(gain)                                           1,856          (3,288)           (2,444)           (3,412)
  Benefits paid                                                  (1,557)         (1,695)           (1,186)           (1,303)
                                                                -------          ------            ------            ------

     Benefit obligation at end of  year                          28,289          26,273            21,013            17,902
                                                                -------          ------            ------            ------

       Change in plan assets:
       ----------------------
  Fair value of plan assets at beginning of  year                26,527          29,676                 -                 -
  Actual return on plan assets                                    3,441           2,763                 -                 -
  Employer contributions                                          1,265             312             1,186             1,303
  Benefits paid                                                  (1,557)         (1,695)           (1,186)           (1,303)
                                                                -------          ------           -------           -------

     Fair value of plan assets at end of  year                   29,676          31,056                 -                 -
                                                                -------          ------           -------           -------

               Funded status                                      1,387           4,783           (21,013)          (17,902)
               -------------
  Unrecognized actuarial gain                                    (3,211)         (6,575)          (11,453)          (14,124)
  Unrecognized prior service cost                                   711             927                 -                 -
  Unrecognized transition obligation                              1,570           1,047            20,086            18,651
                                                                -------          ------           -------           -------

     Net amount recognized                                      $   457             182           (12,380)          (13,374)
                                                                =======          ======           =======           =======

     Amount recognized in the statement of
     -------------------------------------
 Financial position consist of:
  Prepaid/(accrued) benefit cost                                $   457             182           (12,380)          (13,374)
  Accrued benefit liability                                        (206)              -                 -                 -
  Intangible asset                                                  206               -                 -                 -
  Accumulated other comprehensive income                              -               -                 -                 -
                                                                -------          ------           -------           -------

     Net amount recognized                                      $   457             182           (12,380)          (13,374)
                                                                =======          ======           =======           =======

Weighted-average assumptions as of
April 30:
Discount rate                                                      7.00%           8.00%             7.00%             8.00%
Rate of compensation increase                                       0-4%            0-4%                -                 -
Expected rate of return on plan assets                             8.50%           9.00%                -                 -

For measurement purposes, the medical trend rates used for HMO and PPO/indemnity plans were 5.8% and 8.75%, respectively. The medical and HMO trend rates are assumed to decrease gradually to 5.0% by 2005 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements, Continued

The following table presents the components of the net periodic benefit cost:


                                                                       Pension Benefits                  Other Benefits
                                                               ------------------------------    -------------------------------
                                                                 1998       1999       2000         1998       1999       2000
                                                                 ----       ----       ----         ----       ----       ----
          Components of net periodic benefit cost:
          ----------------------------------------
  Service cost                                                  $  735        792        769          292        264       271
  Interest cost                                                  1,591      1,831      1,899        1,539      1,396     1,332
  Expected return on plan assets                                (1,842)    (2,218)    (2,601)           -          -         -
  Amortization of unrecognized transition obligation               522        522        522        1,435      1,435     1,435
  Amortization of prior service cost                                 1         34         61            -          -         -
  Recognized actuarial gain                                          7         (8)       (64)        (585)      (684)     (737)
                                                               -------     ------      -----        -----      -----     -----

     Net periodic benefit cost                                 $ 1,014        953        586        2,681      2,411     2,302
                                                               =======     ======      =====        =====      =====     =====

At April 30, 1999, we had one pension plan that had a projected benefit obligation in excess of plan assets. For this plan, the projected benefit obligation was $3,659, the accumulated benefit obligation was $3,659, and the fair value of plan assets was $3,170. At April 30, 2000, there were no pension plans that had a projected benefit obligation in excess of plan assets.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                              1-Percentage-          1-Percentage-
                                                             Point Increase         Point Decrease
                                                          ---------------------  ---------------------
Effect of total of service and interest on cost                 $  233                $  (191)
 components
Effect on postretirement benefit obligation                     $2,119                $(1,779)

We have certain divisions of the Company that maintain defined contribution plans in which various groups of employees participate. We made contributions to these plans of $89 in 1998, $132 in 1999, and $131 in 2000.

(8) Operating Leases

We are obligated under various noncancelable operating leases for certain land and buildings. These leases generally contain inflationary rent escalations and require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases (except those with lease terms of a month or less that were not renewed) was $315 in 1998, $345 in 1999 and $370 in 2000. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) for the years ending April 30, are as follows:


          2001                           $  410
          2002                              411
          2003                              275
          2004                              120
          2005                              120
          Later years                        55
                                         ------
              Total                      $1,391
                                         ======

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements, Continued


In addition to the noted operating leases, during 2000, we entered into an operating lease for equipment that is currently under construction. We estimate that the lease amount will be approximately $10,000 over five years.

(9) Commitments and Contingencies

We are partially self-insured for certain risks consisting primarily of employee health insurance programs and workers' compensation. Probable losses and claims are accrued as they become estimable. We maintain letters of credit totaling approximately $2 million in accordance with workers' compensation arrangements.

We are involved in claims and legal actions arising in the ordinary course of business. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations, or liquidity.

(10) Related Party Transactions

An affiliated company provides management and business services to us, including, but not limited to, financial, marketing, executive personnel, corporate development, human resources, and limited legal services. Management fees charged were $720 in 1998, $817 in 1999, and $861 in 2000. In addition, we purchase general liability, workers' compensation and other insurance through an affiliated company that provides risk management services. These risk management services include; procuring and maintaining property and casualty insurance coverage; reviewing and recommending alternative financing methods for insurance coverage; identifying and evaluating risk exposures, and preparing and filing proof of loss statements for insured claims. Total fees paid for insurance services were $142 in 1998, $204 in 1999 and $213 in 2000.

During fiscal year 1993, certain minority shareholders issued $1,000 of notes receivable to us. The notes bear interest at an annual rate of 7.61% and are secured by common stock of the Company owned by those shareholders. Principal and interest are due on February 1, 2007, unless extended at our option until February 1, 2012. The principal balance outstanding was $700 as of April 30, 1999 and 2000.

On September 30, 1996, we signed an agreement to repurchase 50,625 shares of our common stock from two minority shareholders who were former officers of the Company. The stock repurchase is pursuant to the Amended and Restated Stockholder's Agreement dated September 15, 1993 and the stock purchase price was calculated in accordance with the agreement. As a result of this transaction, $393 of notes receivable from the former shareholders was satisfied, we recorded a note payable in the amount of $662 and decreased paid-in capital by $1,055. The notes payable accrue simple interest at 6.02% and are being repaid in five annual installments that began December 12, 1997. The principal balance outstanding was $397 at April 30, 1999 and $265 at April 30, 2000.

During fiscal 2000, one employee and two former employees of the Company issued $535 of full recourse notes receivable to us for stock options exercised in 2000. The notes mature at various dates through January of 2001.

We have a receivable of $2,205 from HMK related to certain tax attributes allocated to us. In addition, we advanced $500 to HMK to secure a letter of credit for the Joliet insurance program.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements, Continued


(11) Stock Options

On September 15, 1993, the Board of Directors adopted, and the stockholders approved, our 1993 Employee, Director and Consultant Stock Option Plan (the Stock Option Plan). The Stock Option Plan provides for the grant of incentive options to key employees and nonqualified stock options to key employees, directors, and consultants. A total of 580,000 shares of our common stock, which would represent approximately 14.9% of the common stock on a fully diluted basis, have been reserved for issuance under the Stock Option Plan. The options vest three years from the date of grant and may be exercised within 10 years from the grant date for incentive stock options or 20 years from the grant date for non-qualified stock options at a price not less than the fair value of the stock at the time the options are granted. Fair value for purposes of determining the exercise price is determined by appraisal as prescribed in the Stock Option Plan. At April 30, 2000, there were 125,112 additional shares available for grant under the Stock Option Plan.

We apply APB Opinion No. 25 in accounting for the Stock Option Plan and, accordingly, no compensation cost has been recognized for our stock options in the financial statements. If we had determined compensation cost based on the fair value at the grant date for our stock options under SFAS No. 123, our results would have been reduced to a loss of $6,303 in 1998, income of $1,409 in 1999, and a loss of $97 in 2000.

The per share weighted-average fair value of stock options granted was $4.66 in 1998, $7.48 in 1999 and $8.70 in 2000 on the date of grant using the minimum value method with the following assumptions: expected dividend yield of approximately 1.0%, risk-free interest rate of 6.38%, and an expected life of five years.

The options outstanding and activity during the periods indicated is as follows:

                                                      Weighted Average
                                   Options             Exercise Price
                                   -------             --------------
At April 30, 1997                  456,000                $ 8.87
   Granted                           5,000                 19.88
   Canceled                         (5,000)                20.52
                                  --------
At April 30, 1998                  456,000                  8.87
   Granted                          18,000                 30.48
   Excercised                      (50,625)                 7.41
                                  --------
At April 30, 1999                  423,375                  9.96
   Granted                          99,000                 35.25
   Exercised                      (117,640)                 7.74
                                  --------
At April 30, 2000                  404,735                 16.79
                                  ========

Exercise prices for options outstanding as of April 30, 2000 ranged from $7.41 to $38.67. The weighted-average remaining contractual life of those options is
13.5 years. Exercisable shares at April 30 were 405,000 in 1998, 354,375 in 1999 and 282,735 in 2000.

In connection with the adoption of the Stock Option Plan, we elected to terminate our Stock Appreciation Rights Plan (SAR). Existing liabilities under the SAR plan were frozen at their current level. All vested rights become exercisable upon the participants' termination. Included in other liabilities at April 30, 1999 and 2000 is $368 which is the liability for the SAR's based on vesting and retirement dates.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements, Continued

(12) Litigation Settlement

We were party to a lawsuit with several other steel manufacturers against certain manufacturers of graphite electrodes related to price fixing within the electrode industry. We recognized approximately $2,256 in 1999 and $2,379 in 2000 related to settlements with certain of the defendents.

(13) Extraordinary Item

We incurred a $8,023 extraordinary loss related to the First Mortgage Note offering completed during the third quarter of 1998. The extraordinary charge related primarily to a redemption premium, unamortized discount and debt issue costs associated with the retirement of our First Mortgage Notes that were due 2001.

(14) Acquisitions

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------- ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

   Not applicable

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
--------  --------------------------------

     The information included under the caption entitled "Management" in our Proxy Statement dated July 31, 2000, with respect to directors and executive officers is incorporated herein by reference in response to this item.

     Because we do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), none of our directors, executive officers or ten percent or greater securityholders are subject to the reporting requirements of Section 16(a) of the Exchange Act. Accordingly, disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not applicable.

ITEM 11.  EXECUTIVE  COMPENSATION
--------  -----------------------

     The information regarding compensation of our executive officers is included under the caption entitled "Executive Compensation" in our Proxy Statement dated July 31, 2000, and is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT
--------  ---------------------------------------------------------------

     The information regarding beneficial ownership of our Common Stock by certain beneficial owners and by management is included under the caption entitled "Share Ownership" in our Proxy Statement dated July 31, 2000, and is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

     The information regarding certain relationships and related transactions with management and others is included under the caption entitled "Certain Transactions" in our Proxy Statement dated July 31, 2000, and is incorporated herein by reference in response to this item.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------

ITEM 14(a)1.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS COVERED BY REPORT
------------  -----------------------------------------------------
              OF INDEPENDENT AUDITORS
              -----------------------

     The Consolidated Financial Statements of Sheffield Steel Corporation are included in Item 8:

       Independent Auditors' Report

       Consolidated Balance Sheets - April 30, 1999 and 2000

       Consolidated Statements of Operations - Years ended April 30, 1998, 1999 and 2000

       Consolidated Statements of Stockholders' Equity (Deficit) - Years Ended April 30, 1998,
       1999 and 2000

       Consolidated Statements of Cash Flows - Years Ended April 30, 1998, 1999 and 2000

       Notes to Consolidated Financial Statements - April 30, 1998, 1999 and
2000


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

                                 Exhibit Index

 Exhibit                                                                                                         Sequentially
   No.                                                 Description                                               numbered page
--------    ------------------------------------------------------------------------------------------------  ------------------
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

   4.18     Seventh Amendment to Receivable and Inventory Financing Agreement, dated December 1, 1997 between Sheffield Steel Corporation and NationsBank, N.A. (Incorporated by reference to Exhibit
            4.18 of the Registrant's Annual Report on Form 10K for the fiscal year ended April 30, 1999).

   4.19     Eighth Amendment to Receivable and Inventory Financing Agreement, dated April 13, 1999 between
            Sheffield Steel Corporation and NationsBank, N.A. (Incorporated by reference to Exhibit 4.19 of the Registrant's Annual Report on Form 10K for the fiscal year ended April 30, 1999).

   4.20     Ninth Amendment to Receivable and Inventory Financing Agreement, dated July 31, 1999 between
            Sheffield Steel Corporation and Bank of America, N.A. (Incorporated by reference to Exhibit 4.20 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999).

   4.21     First Supplemental Indenture dated December 6, 1999 by Sheffield Steel Corporation and State
            Street Bank and Trust Company, as Trustee (Incorporated by reference to Exhibit 4.21 to the
            Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1999).

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

  10.23     Sheffield Steel Corporation 1993 Employee, Director and Consultant Stock Option Plan, as
            Amended. (Incorporated by reference to Exhibit 10.23 of the Registrant's Annual Report on Form
            10K for the fiscal year ended April 30, 1999).

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

  10.36     Stock Purchase Agreement between Sheffield Steel Corporation, Wellington Industries, Inc. and
            the Stockholders of Wellington Industries, Inc. Dated October 6, 1998  (Incorporated by
            reference to Exhibit 10.36 to the Registrant's Quarterly Report on Form 10Q for the Quarter
            ended October 31, 1998).

  10.37     Project Lease Agreement between TA Steel I, LLC, as Lessor and Sheffield Steel Corporation as
            Lessee dated November 23, 1999  (Incorporated by reference to Exhibit 10.37 to the Registrant's
            Quarterly Report on Form 10Q for the Quarter ended October 31, 1999).

  10.38     Second Restated Credit Agreement, dated January 5, 2000 between Sand Springs Railway Company and
            Bank of Oklahoma, N.A. (Incorporated by reference to Exhibit 10.38 to the Registrant's Quarterly
            Report on Form 10Q for the Quarter ended January 31, 2000).

  **  12    Statement re Computation of Ratio of Earnings to Fixed Charges.                                                   49

  **  13    Statement re Computation of EBITDA.                                                                               50

      21    Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 to the Registrant's
            Annual Report on Form 10-K for the fiscal year ended April 30,

 **   27    Financial Data Schedule.

    *  Executive Compensation Plans and Arrangements
   **  Filed herewith.

   ITEM 14(b).  REPORTS ON FORM 8-K
   -----------  -------------------

     No reports on Form 8-K were filed during the fourth quarter ended April 30, 2000.

ITEM 14(c).  EXHIBITS
----------   --------

       The response to this portion of item 14 is submitted as a separate section of this report.

ITEM 14(d).  CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
----------   -----------------------------------------

                                                                     Schedule II

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                   Years ended April 30, 2000, 1999 and 1998
                                (In thousands)


                                         Balance     Charged to                        Balance
                                        April 30,     Costs and    Deductions -       April 30,
                                           1999       Expenses      Write-offs           2000
                                           ----       --------      ----------           ----
Accounts receivable - allowance for
    doubtful accounts                     $ 658        (117)           -                 541
                                            ===         ===          ===                 ===

                                         Balance     Charged to                        Balance
                                        April 30,     Costs and    Deductions -       April 30,
                                           1998       Expenses      Write-offs           1999
                                           ----       --------      ----------           ----
Accounts receivable - allowance for
    doubtful accounts                     $ 658           -            -                 658
                                            ===         ===          ===                 ===

                                         Balance     Charged to                        Balance
                                        April 30,     Costs and    Deductions -       April 30,
                                           1997       Expenses      Write-offs           1998
                                           ----       --------      ----------           ----
Accounts receivable - allowance for
    doubtful accounts                     $ 658           -            -                 658
                                            ===         ===          ===                 ===

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES


                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SHEFFIELD STEEL CORPORATION

 July 19, 2000                              /s/ James P. Nolan
--------------------------                  --------------------------------
Date                                        James P. Nolan, President
                                            and Chief Operating Officer

 July 19, 2000                              /s/ Stephen R. Johnson
--------------------------                  --------------------------------
Date                                        Stephen R. Johnson, Vice President
                                            and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

 July 19, 2000                              /s/ Steven E. Karol
-----------------------------               -------------------------------
Date                                        Steven E. Karol, Chairman of
                                            Board and CEO

 July 19, 2000                              /s/ Robert W. Ackerman
-----------------------------               -------------------------------
Date                                        Robert W. Ackerman, Director

 July 19, 1999                              /s/ Dale S. Okonow
-----------------------------               -------------------------------
Date                                        Dale S. Okonow, Director

 July 19, 2000                              /s/ Jane M. Karol
-----------------------------               -------------------------------
Date                                        Jane M. Karol, Director

 July 19, 2000                              /s/ Howard H. Stevenson
-----------------------------               -------------------------------
Date                                        Howard H. Stevenson, Director

 July 19, 2000                              /s/ Robert Schaal
-----------------------------               -------------------------------
Date                                        Robert Schaal, Director