Form 10-Q
period 2000-07-31
SHEFFIELD STEEL CORP
filed 2000-09-08
CIK 910719

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

                                   FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000


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



   At the date of this filing, there were 3,527,688 shares of the Registrant's $.01 par value Common Stock outstanding. The aggregate market value of voting stock held by nonaffiliates is unknown as the Registrant's stock is not traded on an established public trading market.

                          SHEFFIELD STEEL CORPORATION
                                   FORM 10-Q

                                     INDEX

                                                                       PAGE
                                                                       ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Condensed Balance Sheets -
         July 31, 2000 and April 30, 2000                                3

         Consolidated Condensed Statements of Operations -
         Three months ended July 31, 2000 and 1999                       4

         Consolidated Condensed Statements of Cash Flows -
         Three months ended July 31, 2000 and 1999                       5

         Notes to Consolidated Condensed Financial Statements          6-7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                8-11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk  11-12


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              12

Item 4.  Submission of Matters to a Vote of Security Holders            12

Item 6.  Exhibits and Reports on Form 8-K                               12

Signature                                                               13

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                  July 31,
                                                                                   2000              April 30,
     ASSETS                                                                      Unaudited             2000
     ------                                                                    --------------        --------
Current assets:
 Cash and cash equivalents                                                          $     80         $     79
 Accounts receivable, less allowance for doubtful accounts of $568
     at July 31, 2000 and $541 at April 30, 2000                                      22,078           25,320
 Inventories                                                                          49,163           49,333
 Other current assets                                                                  4,362            4,727
                                                                                    --------         --------

       Total current assets                                                           75,683           79,459

Property, plant and equipment, net                                                    65,946           66,245
Intangible assets, net                                                                 9,094            9,346
Other assets                                                                           3,253            3,560
Deferred income tax asset, net                                                         1,843            1,843
                                                                                    --------         --------

                                                                                    $155,819          160,453
                                                                                    ========         ========

      LIABILITIES AND STOCKHOLDERS' DEFICIT
      -------------------------------------

Current liabilities:
 Current portion of long-term debt                                                  $  2,607         $  2,607
 Accounts payable                                                                     13,594           20,722
 Accrued interest payable                                                              2,291            5,385
 Accrued liabilities                                                                   6,873            6,701
                                                                                    --------         --------

       Total current liabilities                                                      25,365           35,415

Long-term debt, excluding current portion                                            138,671          130,135
Accrued post-retirement benefit costs                                                 13,770           13,374
Other liabilities                                                                      1,171              742
                                                                                    --------         --------

       Total liabilities                                                             178,977          179,666
                                                                                    --------         --------
Stockholders' deficit:
 Common stock                                                                             36               35
 Additional paid-in capital                                                                -                -
 Accumulated deficit                                                                 (20,951)         (18,141)
                                                                                    --------         --------

                                                                                     (20,915)         (18,106)
 Less loans to stockholders                                                            2,243            1,107
                                                                                    --------         --------

       Total stockholders' deficit                                                   (23,158)         (19,213)
                                                                                    --------         --------

                                                                                    $155,819         $160,453
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

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           Three Months Ended
                                                                                 July 31,
                                                                     -------------------------------
                                                                             2000             1999
                                                                          -------          -------

Sales                                                                     $45,775          $42,939
Cost of sales                                                              36,223           31,821
                                                                          -------          -------

        Gross profit                                                        9,052           11,118

Selling, general and administrative expense                                 3,688            4,098
Depreciation and amortization expense                                       2,104            2,084
Postretirement benefit expense other than pensions                            646              646
Litigation settlement                                                           -           (2,326)
                                                                          -------          -------

        Operating income                                                    3,114            6,616

Other expense:
  Interest expense, net                                                     4,113            3,698
  Other                                                                         -              133
                                                                          -------          -------
                                                                            4,113            3,831
                                                                          -------          -------
        Income (loss) from operations before
            income taxes                                                     (999)           2,785

Income tax expense                                                              -                -
                                                                          -------          -------

        Net income (loss)                                                 $  (999)         $ 2,785
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

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            Three Months Ended
                                                                                  July 31,
                                                                 --------------------------------------
                                                                              2000               1999
                                                                             ------             -------
Cash flows from operating activities:
 Net income (loss)                                                            $  (999)          $ 2,785
 Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
      Depreciation and amortization                                             2,185             2,163
      Loss on sale of assets held for sale                                          -               118
      Accrual of postretirement benefits other than pensions,
          net of cash paid                                                        396               395
      Changes in assets and liabilities                                        (5,537)           (8,890)
                                                                              -------           -------

      Net cash used in operating activities                                    (3,955)           (3,429)
                                                                              -------           -------

Cash flows from investing activities:
 Capital expenditures                                                          (1,646)           (1,797)
 Proceeds from sale assets held for sale                                            -               182
                                                                              -------           -------

      Net cash used in investing activities                                    (1,646)           (1,615)
                                                                              -------           -------

Cash flows from financing activities:
 Net increase in long-term debt                                                 8,536             5,253
 Other                                                                         (2,934)                -
                                                                              -------           -------

      Net cash provided by financing activities                                 5,602             5,253
                                                                              -------           -------

Net increase in cash                                                                1               209

Cash and cash equivalents at beginning of period                                   79                86
                                                                              -------           -------

Cash and cash equivalents at end of period                                    $    80           $   295
                                                                              =======           =======

Supplemental disclosure of cash flow information
------------------------------------------------
Cash paid during the period for interest                                      $ 7,126           $ 6,743
                                                                              =======           =======
Cash paid during the period for income taxes                                  $     -           $    30
                                                                              =======           =======

Noncash item:
 Increase in loans to stockholders                                            $ 1,123           $     -
                                                                              =======           =======


     See accompanying notes to consolidated condensed financial statements.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             JULY 31, 2000 AND 1999
                                 (IN THOUSANDS)
                                  (UNAUDITED)

1)  BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

The consolidated financial statements of Sheffield Steel Corporation (the Company, which may be referred to as we, us or our) include the accounts of its divisions, Sheffield Steel-Sand Springs (Sand Springs), Sheffield Steel-Kansas City (Kansas City), and Sheffield Steel-Joliet (Joliet) and its wholly owned subsidiaries, Waddell's Rebar Fabricators, Inc. (Waddell), Wellington Industries, Inc. (Wellington) and Sand Springs Railway Company (the Railway). HMK Enterprises, Inc. (HMK) owns approximately 91% of our currently issued and outstanding common stock. All material intercompany transactions and balances have been eliminated in consolidation. Our primary business is the production of concrete reinforcing bar, fence posts, and a range of hot rolled bar products including rounds, flats and squares. Our products are sold throughout the continental United States. We operate in a single operating segment providing steel products and services to the steel manufacturing and fabricating industry.

These condensed consolidated interim financial statements have been prepared by us without audit, according to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that we believe were necessary for a fair statement of the results for the interim periods. All adjustments made were normal recurring accruals. We suggest that these interim financial statements are read in conjunction with the financial statements and notes contained in our Form 10-K for the year ended April 30, 2000. Operating results for the three months ended July 31, 2000 are not necessarily indicative of the results that we expect for the year ending April 30, 2001.

2)   INVENTORIES

The components of inventories are as follows:

                                                 July 31,
                                                   2000            April 30,
                                                (Unaudited)          2000
                                                -----------          ----

Raw materials and storeroom supplies              $11,136          $11,419
Work in process                                    16,899           16,357
Finished goods                                     21,128           21,557
                                                  -------          -------

                                                  $49,163          $49,333
                                                  =======          =======

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

3)    LONG-TERM DEBT

Long-term debt is comprised of the following:
---------------------------------------------

                                            July 31,
                                              2000           April 30,
                                           (Unaudited)          2000
                                          -------------      ---------
First mortgage notes                           $110,000       $110,000
Revolving credit agreement                       24,189         15,380
Railway term loan                                 2,000          2,000
Railway revolving credit agreement                  148             92
Equipment notes                                   3,340          3,543
Notes payable                                     1,601          1,727
                                               --------       --------
                                                141,278        132,742
Less current portion                              2,607          2,607
                                               --------       --------

                                               $138,671       $130,135
                                               ========       ========

On April 29, 2000, we amended our revolving credit agreement. The amendment eliminates certain covenants if we maintain availability of above $10,000 and in the event that availability falls below $10,000, it limits capital expenditures and acquisitions and increases our interest rate 0.5%. The amendment also extends the agreement until July 31, 2003.

4)   LITIGATION SETTLEMENT

We were party to a lawsuit with several other steel manufacturers against certain manufacturers of graphite electrodes related to price fixing within the electrode industry. We recognized approximately $2,326 in the first quarter of fiscal 2000 related to settlements reached with certain of the defendents.

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

  The following table provides information regarding the historical results of operations (in thousands):

                                                         THREE MONTHS ENDED JULY 31,
                                    ---------------------------------------------------------------------
                                                   2000                              1999
                                                 -------                             ------
Operating Results:                     Net Sales         % of Sales        Net Sales       % of Sales
                                    ----------------   --------------    --------------   -------------
Sales                                        $45,775            100.0%          $42,939           100.0%
Cost of sales                                 36,223             79.1%           31,821            74.1%
                                             -------                            -------

     Gross Profit                              9,052             19.8%           11,118            25.9%

Selling and administrative                     3,688              8.1%            4,098             9.5%
Depreciation and amortization                  2,104              4.6%            2,084             4.9%
Postretirement benefit expense                   646              1.4%              646             1.5%
Litigation settlement                              -                -            (2,326)           (5.4%)
                                             -------                            -------

     Operating income                          3,114              6.8%            6,616            15.4%

Interest expense, net                          4,113              9.0%            3,698             8.6%
Other                                              -              0.0%              133             0.3%
                                             -------                             ------
     Income (loss) from
      operations before income                  (999)            (2.2%)           2,785             6.5%
      taxes


Income tax benefit                                 -                -                 -               -
                                             -------                            -------

     Net income (loss)                       $  (999)            (2.2%)         $ 2,785             6.5%
                                             =======                            =======


                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

  The following table provides information regarding the historical shipment levels and average selling prices per ton:

                                           Three Months Ended July  31,
                                     ----------------------------------------
                                                    2000                 1999
                                                --------             --------
Tons shipped:
Hot Rolled Bars                                   45,078               38,452
Rebar                                             48,387               50,898
Fabricated Products                               18,941               17,573
                                                --------             --------
Total finished products                          112,406              106,923
Billets                                           12,093                8,393
                                                --------             --------
Total tons shipped                               124,499              115,316
                                                ========             ========

Average price per ton shipped                       $368                 $372
Average production cost per ton                     $290                 $276

THREE MONTHS ENDED JULY 31, 2000 AS COMPARED TO THREE MONTHS ENDED JULY 31, 1999

  SALES. Sales for the first quarter of fiscal 2001 were $45.8 million. Shipments increased in comparison to the same quarter in the prior year, while pricing generally decreased as summarized below:

 . In comparison to the first quarter of fiscal 2000, shipments of our hot rolled bar products out of Sand Springs increased 70%. The Sand Springs Rolling Mill's productivity rates increased over the prior year contributing to increased sales volume. Joliet shipments decreased 5% due to market conditions in the agricultural equipment industry. Pricing of hot rolled bar products decreased approximately 3% due primarily to product mix.

 . Rebar shipments decreased approximately 5% due to weather in our region which postponed sales during the quarter. Rebar demand continues to be strong, however pricing on twenty-foot and no-grade rebar is down slightly in comparison to the prior year due to the continued impact of imports.

 . Billet shipments increased due to favorable market conditions affecting our primary billet customers.

 . Steel scrap raw material costs have increased in comparison to the first quarter of fiscal 2000 affecting cost of sales and billet pricing.

  COST OF SALES AND EXPENSES. Average product costs increased to $290 in the first quarter of fiscal 2001 from $276 in the first quarter of fiscal 2000 due to increases in steel scrap raw material costs and higher costs associated with finished goods product mix. Although not material in the first quarter, due to natural gas costs increasing, we expect our gas and electric utility costs to increase approximately $0.3 million per month for the foreseeable future. Lower scrap steel costs should partially offset this added expense.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

  Selling, general and administrative expenses decreased approximately $0.4 million over the first quarter of fiscal 2000, due to recruiting and severance costs incurred in fiscal 2000.

  During fiscal 1999, we were parties in a lawsuit with several other steel manufacturers against certain graphite electrodes manufacturers related to price fixing within the electrode industry. In the first quarter of fiscal 2000, we recorded settlements of $2.3 million from different defendants.

  Interest expense increased in comparison to the first fiscal quarter of the prior year due to higher interest rates and the level of outstanding debt during the quarter. In the past year, additions to debt were due to working capital requirements, capital expenditures, and purchases of common stock.

  Adding to the Sand Springs and Joliet certifications, during July 2000, Wellington received ISO 9002 quality certification.

LIQUIDITY AND CAPITAL RESOURCES

  As of July 31, 2000, we had long-term indebtedness of $141.3 million and approximately $19.8 million of additional borrowing availability under our revolving credit agreements. We continue to comply with all of our loan agreements. Borrowings under our revolving credit agreements bear interest at a floating rate. To the extent that interest rates increase, and to the extent that amounts outstanding under the revolving credit agreements increase, there will be corresponding increases in our interest obligations. In addition to borrowings under the revolving credit agreements, we have historically used cash flow from operations and equipment financing agreements to fund our investing activities, including capital expenditures.

  Cash flow used by operating activities was approximately $4.0 million for the three month period ended July 31, 2000, as compared with cash flow used in operating activities of approximately $3.4 million for the three month period ended July 31, 1999. Cash used in operating activities was due to a decrease in accounts payable partially offset by decreases in accounts receivable. In addition, operating performance was unfavorable compared to the first quarter of fiscal 2000 due to lower gross profit in the first quarter of fiscal 2001 and $2.3 million of income related to the litigation settlement in fiscal 2000. Cash used in investing activities in the three months ended July 31, 2000 was approximately $1.6 million, consisting of capital expenditures to sustain or improve existing operations, including improvements to the melt shop casting machine in Sand Springs and preliminary engineering for a ladle arc furnace. For the three month period ended July 31, 2000, cash provided by financing activities consisted primarily of draws on the Revolving Credit Facility to fund decreases in accounts payable and payments to repurchase common stock.

  Earnings before interest and taxes (EBIT) ($3.1 million), depreciation and amortization ($2.1 million), and the non-cash portion of the post-retirement expense ($0.4 million) (EBITDA) was approximately $5.6 million for the quarter ended July 31, 2000, compared to approximately $6.8 million for the same quarter in the prior year, excluding the electrode settlement. We believe that EBITDA is a valuable measure of our operating cash flow and we consider it an indicator of our ability to meet interest payments and fund capital expenditures. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles and EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

  Our cash flow from operating activities and borrowings under our revolving credit facilities are expected to be sufficient to fund capital improvements and meet any near-term working capital requirements. We estimate that our annual level of necessary maintenance capital expenditures are approximately $3 million. On a long-term basis, we have significant future debt service obligations. Our ability to satisfy these obligations and to secure adequate capital resources in the future will be dependent on our ability to generate adequate operating cash flow. We expect that our cash flow from operations, borrowing availability under the revolving credit facilities, and potential refinancing of our First Mortgage Notes will be sufficient to fund the First Mortgage Notes and other investing activities. This will be dependent on our overall operating performance and is subject to general business, financial and other factors affecting us and others in the domestic steel industry, as well as prevailing economic conditions, certain of which are beyond our control. The leveraged position we are in and the restrictive covenants we have in our bond Indenture and the revolving credit facilities could significantly limit our ability to withstand competitive pressures or adverse economic conditions.

NEW ACCOUNTING PRONOUNCEMENTS

  In March 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION: AN INTERPRETATION OF APB OPINION NO.
25. Among other issues, Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 (APB No. 25) regarding (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock options in a business combination. The provisions of Interpretation No. 44 affecting us have been applied on a prospective basis effective July1, 2000. There was no impact from the adoption of this interpretation in the quarter ended July 31, 2000.

  SEC Staff Accounting Bulletin No. 101, Revenue Recognition and Staff Accounting Bulletin No. 101A. This guidance adds new Topic 13, Revenue Recognition, to the SEC Codification of Staff Accounting Bulletins. We understand that the SEC staff is preparing a document to address significant implementation issues related to SAB 101. To the extent that SAB 101 ultimately changes revenue recognition practices, we will adopt SAB 101 no later than the fourth quarter of fiscal 2001 through a cumulative effect adjustment. We do not anticipate that the adoption of this Bulletin will have a material impact on our financial position and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Our earnings are affected by changes in interest rates (primarily the prime rate). At July 31, 2000, we had approximately $31.3 million of long-term debt with variable rates. Therefore, we may have changes in interest expense due to fluctuations of interest rates in the markets. Interest risk can be estimated by measuring the impact of a 10% increase in interest rates. We would incur an additional $280 thousand of interest expense per year on our variable rate borrowing if our debt levels remained approximately the same as at July 31, 2000. Because we experience changes in our debt levels due to operating requirements or changes in the general economic environment that we are unable to predict, this estimate assumes no changes in our financial structure. The fair value of our First Mortgage Notes at July 31, 2000, based on the currently offered market price was $73.7 million versus a carrying value of approximately $110 million.

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

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

See exhibit index.

B.   Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter ended July 31, 2000.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES


                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SHEFFIELD STEEL CORPORATION


 Date:  September 8, 2000        /s/ James P. Nolan
        ---------------------    -------------------
                                 James P. Nolan, President
                                 and Chief Operating Officer



 Date:  September 8, 2000        /s/ Stephen R. Johnson
        ---------------------    -----------------------
                                 Stephen R. Johnson, Vice President
                                 and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.    Description                                      Page No.
-------------  -----------                                      --------

4.22           Tenth Amendment to Receivable and Inventory
               Financing Agreement, dated April 29, 2000
               between Sheffield Steel Corporation and Bank
               of America, N.A.                                    15