Form 10-Q/A
period 2000-07-31
SHEFFIELD STEEL CORP
filed 2000-09-22
CIK 910719

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

                                  FORM 10-Q/A
                               (Amendment No. 1)

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

                               Explanatory Note

     This Amendment is being filed solely to correct a typographical error on the Consolidated Condensed Statements of Operations and the first page of Management's Discussion and Analysis of Financial Condition and Results of Operations. The error was a misstatement of the gross profit line item. Our original filing had $9,052 and it should have been $9,552. The change did not impact any other reported financial results.

                          SHEFFIELD STEEL CORPORATION
                                  FORM 10-Q/A

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

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           Three Months Ended
                                                                                 July 31,
                                                                     -------------------------------
                                                                             2000             1999
                                                                          -------          -------

Sales                                                                     $45,775          $42,939
Cost of sales                                                              36,223           31,821
                                                                          -------          -------

        Gross profit                                                        9,552           11,118

Selling, general and administrative expense                                 3,688            4,098
Depreciation and amortization expense                                       2,104            2,084
Postretirement benefit expense other than pensions                            646              646
Litigation settlement                                                           -           (2,326)
                                                                          -------          -------

        Operating income                                                    3,114            6,616

Other expense:
  Interest expense, net                                                     4,113            3,698
  Other                                                                         -              133
                                                                          -------          -------
                                                                            4,113            3,831
                                                                          -------          -------
        Income (loss) from operations before
            income taxes                                                     (999)           2,785

Income tax expense                                                              -                -
                                                                          -------          -------

        Net income (loss)                                                 $  (999)         $ 2,785
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

  The following table provides information regarding the historical results of operations (in thousands):

                                                         THREE MONTHS ENDED JULY 31,
                                    ---------------------------------------------------------------------
                                                   2000                              1999
                                                 -------                             ------
Operating Results:                     Net Sales         % of Sales        Net Sales       % of Sales
                                    ----------------   --------------    --------------   -------------
Sales                                        $45,775            100.0%          $42,939           100.0%
Cost of sales                                 36,223             79.1%           31,821            74.1%
                                             -------                            -------

     Gross Profit                              9,552             20.9%           11,118            25.9%

Selling and administrative                     3,688              8.1%            4,098             9.5%
Depreciation and amortization                  2,104              4.6%            2,084             4.9%
Postretirement benefit expense                   646              1.4%              646             1.5%
Litigation settlement                              -                -            (2,326)           (5.4%)
                                             -------                            -------

     Operating income                          3,114              6.8%            6,616            15.4%

Interest expense, net                          4,113              9.0%            3,698             8.6%
Other                                              -              0.0%              133             0.3%
                                             -------                             ------
     Income (loss) from
      operations before income                  (999)            (2.2%)           2,785             6.5%
      taxes


Income tax benefit                                 -                -                 -               -
                                             -------                            -------

     Net income (loss)                       $  (999)            (2.2%)         $ 2,785             6.5%
                                             =======                            =======


                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

  The following table provides information regarding the historical shipment levels and average selling prices per ton:

                                           Three Months Ended July  31,
                                     ----------------------------------------
                                                    2000                 1999
                                                --------             --------
Tons shipped:
Hot Rolled Bars                                   45,078               38,452
Rebar                                             48,387               50,898
Fabricated Products                               18,941               17,573
                                                --------             --------
Total finished products                          112,406              106,923
Billets                                           12,093                8,393
                                                --------             --------
Total tons shipped                               124,499              115,316
                                                ========             ========

Average price per ton shipped                       $368                 $372
Average production cost per ton                     $290                 $276

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

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES


                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SHEFFIELD STEEL CORPORATION


 Date:  September 22, 2000       /s/ James P. Nolan
        ---------------------    -------------------
                                 James P. Nolan, President
                                 and Chief Operating Officer



 Date:  September 22, 2000       /s/ Stephen R. Johnson
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