Form 10-Q
period 2000-10-31
SHEFFIELD STEEL CORP
filed 2000-12-13
CIK 910719

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2000


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

Yes [X]  No _____



     At the date of this filing, there were 3,517,626 shares of the Registrant's $.01 par value Common Stock outstanding. The aggregate market value of voting stock held by non-affiliates is unknown, as the Registrant's stock is not traded on an established public trading market.

                          SHEFFIELD STEEL CORPORATION
                                   FORM 10-Q

                                     Index

                                                                            Page
                                                                            ----

Part I.  Financial Information

Item 1.  Financial Statements
         Consolidated Condensed Balance Sheets -
         October 31, 2000 and April 30, 2000                                   3

         Consolidated Condensed Statements of Operations -
         Three and six month periods ended October 31, 2000 and 1999           4

         Consolidated Condensed Statements of Cash Flows -
         Six months ended October 31, 2000 and 1999                            5

         Notes to Consolidated Condensed Financial Statements                6-7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      8-14


Part II. Other Information

Item 1.  Legal Proceedings                                                    15

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 6.  Exhibits and Reports on Form 8-K                                     15

Signature                                                                     16

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                (In thousands)

                                                                                  October 31
                                                                                     2000            April 30,
          Assets                                                                   Unaudited           2000
          ------                                                                   ---------           ----
Current assets:
 Cash and cash equivalents                                                          $    148               79
 Accounts receivable, less allowance for doubtful accounts of $444
     at October 31, 2000 and  $541at April 30, 2000                                   22,494           25,320
 Inventories                                                                          45,354           49,333
 Other current assets                                                                  5,480            4,727
                                                                                    --------          -------

       Total current assets                                                           73,476           79,459

Property, plant and equipment, net                                                    66,359           66,245
Intangible assets, net                                                                 8,842            9,346
Other assets                                                                           3,328            3,560
Deferred income tax asset, net                                                         1,843            1,843
                                                                                    --------          -------

                                                                                    $153,848          160,453
                                                                                    ========          =======

      Liabilities and Stockholders' Deficit
      -------------------------------------

Current liabilities:
 Current portion of long-term debt                                                  $  2,607            2,607
 Accounts payable                                                                     13,669           20,722
 Accrued interest payable                                                              5,397            5,385
 Accrued liabilities                                                                   6,571            6,701
                                                                                    --------          -------

       Total current liabilities                                                      28,244           35,415

Long-term debt, excluding current portion                                            135,953          130,135
Accrued post-retirement benefit costs                                                 14,166           13,374
Other liabilities                                                                      1,169              742
                                                                                    --------          -------

            Total liabilities                                                        179,532          179,666
                                                                                    --------          -------
Stockholders' deficit:
 Common stock                                                                             36               35
 Additional paid-in capital                                                                -                -
 Accumulated deficit                                                                 (23,474)         (18,141)
                                                                                    --------          -------

                                                                                     (23,438)         (18,106)
    Less loans to stockholders                                                         2,246            1,107
                                                                                    --------          -------

           Total stockholders' deficit                                               (25,684)         (19,213)
                                                                                    --------          -------

                                                                                    $153,848          160,453
                                                                                    ========          =======

    See accompanying notes to consolidated condensed financial statements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                Consolidated Condensed Statements of Operations
                                (In thousands)
                                  (Unaudited)

                                                             Three Months Ended               Six Months Ended
                                                                 October 31,                     October 31,
                                                          -----------------------          -----------------------
                                                            2000            1999            2000             1999
                                                          -------          ------          ------           ------
Sales                                                     $45,769          42,513          91,544           85,452
Cost of sales                                              36,952          32,789          73,175           64,610
                                                          -------          ------          ------           ------

     Gross profit                                           8,817           9,724          18,369           20,842

Selling, general and administrative expense                 4,080           3,819           7,768            7,917
Depreciation and amortization expense                       2,108           2,075           4,212            4,159
Postretirement benefit expense other than pensions            646             646           1,292            1,292
Litigation settlement                                           -               -               -           (2,326)
                                                          -------          ------          ------           ------

     Operating income                                       1,983           3,184           5,097            9,800

Other expense:
  Interest expense, net                                     4,148           3,710           8,261            7,408
  Other                                                         4              15               4              148
                                                          -------          ------          ------           ------
                                                            4,152           3,725           8,265            7,556
                                                          -------          ------          ------           ------
     Income (loss) from operations before
       Income taxes                                        (2,169)           (541)         (3,168)           2,244

Income tax expense                                              -               -               -                -
                                                          -------          ------          ------           ------

     Net income (loss)                                    $(2,169)           (541)         (3,168)           2,244
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

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                Consolidated Condensed Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                   Six Months Ended
                                                                                     October 31,
                                                                              -------------------------
                                                                               2000              1999
                                                                              -------           -------
Cash flows from operating activities:
 Net income (loss)                                                            $(3,168)          $ 2,244
 Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
      Depreciation and amortization                                             4,344             4,321
      Loss (gain) on sale of assets held for sale                                   -               118
      Accrual of postretirement benefits other than pensions,
          Net of cash paid                                                        792               790
      Changes in assets and liabilities                                          (460)           (4,473)
                                                                              -------           -------

      Net cash provided by operating activities                                 1,508             3,000
                                                                              -------           -------

Cash flows from investing activities:
 Capital expenditures                                                          (3,968)           (3,229)
 Proceeds from sale of assets held for sale                                         -               182
                                                                              -------           -------

      Net cash used in investing activities                                    (3,968)           (3,047)
                                                                              -------           -------

Cash flows from financing activities:
 Net increase (decrease) in long-term debt                                      5,818              (356)
 Other                                                                         (3,289)              401
                                                                              -------           -------

      Net cash provided by financing activities                                 2,529                45
                                                                              -------           -------

Net (decrease) increase  in cash                                                   69                (2)

Cash and cash equivalents at beginning of period                                   79                86
                                                                              -------           -------

Cash and cash equivalents at end of period                                        148                84
                                                                              =======           =======

Supplemental disclosure of cash flow information
------------------------------------------------
Cash paid during the period for interest                                        8,087             7,203
                                                                              =======           =======
Cash paid during the period for income taxes                                        -               105
                                                                              =======           =======

Noncash item:
Dividend declared                                                                   -             2,500
Increase in loans to Shareholders                                               1,139                 -
                                                                              =======           =======

    See accompanying notes to consolidated condensed financial statements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

             Notes to Consolidated Condensed Financial Statements
                           October 31, 1999 and 2000
                                (In thousands)
                                  (Unaudited)

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

These condensed consolidated interim financial statements have been prepared by us without audit, according to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that we believe were necessary for a fair statement of the results for the interim periods. All adjustments made were normal recurring accruals. We suggest that these interim financial statements are read in conjunction with the financial statements and notes contained in our Form 10-K for the year ended April 30, 2000. Operating results for the three months ended October 31, 2000 are not necessarily indicative of the results that we expect for the year ending April 30, 2001.


2)  Inventories


The components of inventories are as follows:
                                                  October 31,
                                                     2000            April 30,
                                                  (Unaudited)          2000
                                                  -----------          ----

Raw materials and storeroom supplies                $11,630           11,419
Work in process                                      13,958           16,357
Finished goods                                       19,766           21,557
                                                    -------           ------

                                                    $45,354           49,333
                                                    =======           ======

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

3)   Long-term Debt

Long-term debt is comprised of the following:         October 31,
                                                         2000         April 30,
                                                       Unaudited        2000
                                                      -----------     ---------

First mortgage notes                                    $110,000      110,000
Revolving credit agreement                                22,446       15,380
Railway term loan                                          2,000        2,000
Railway revolving credit agreement                            63           92
Equipment notes                                            3,063        3,543
Notes payable                                                988        1,727
                                                        --------      -------
                                                         138,560      132,742
Less current portion                                       2,607        2,607
                                                        --------      -------

                                                        $135,953      130,135
                                                        ========      =======

4)   Litigation Settlement

We were party to a lawsuit with several other steel manufacturers against certain manufacturers of graphite electrodes related to price fixing within the electrode industry. We recognized approximately $2,326 in the first quarter of fiscal 2000 related to settlements reached with certain of the defendants.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

 ITEM 2   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------

   The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and notes included in this Form 10-Q.

Results of Operations

   The results of operations are dependent on the level of construction, infrastructure spending, oil and gas, agribusiness, world steel economy, and general economic activity in the U.S. Our sales are seasonal with the third fiscal quarter generally being weaker than the rest of the year. The major cost components of our products are steel scrap and other raw materials, energy, labor, warehousing and handling, and freight costs.

   The following table provides information regarding the historical results of operations (in thousands) for the quarters ended October 31, 2000 and 1999:

                                                            Three Months Ended October 31,
                                             -------------------------------------------------------------
                                                        2000                              1999
                                             ---------------------------       ---------------------------
Operating Results:                           Net Sales        % of Sales       Net Sales        % of Sales
                                             ---------        ----------       ---------        ----------
Sales                                        $45,769            100.0%           42,513           100.0%
Cost of sales                                 36,952             80.7%           32,789            77.1%
                                             -------                             ------

     Gross Profit                              8,817             19.3%            9,724            22.9%

Selling and administrative                     4,080              8.9%            3,819             9.0%
Depreciation and amortization                  2,108              4.6%            2,075             4.9%
Postretirement benefit expense                   646              1.4%              646             1.5%
                                             -------                             ------

     Operating income                          1,983              4.3%            3,184             7.5%

Interest expense, net                          4,148              9.1%            3,710             8.7%
Other                                              4              0.0%               15             0.0%
                                             -------                             ------
     Income (loss) from operations
         before income taxes                  (2,169)            (4.7%)            (541)           (1.3%)

Income tax expense                                 -                -                 -               -
                                             -------                             ------

     Net income (loss)                       $(2,169)            (4.7%)            (541)           (1.3%)
                                             =======                             ======

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

  The following table provides information regarding the historical shipment levels and average selling prices per ton:

                                               Three Months Ended October 31,
                                               ------------------------------
                                                   2000              1999
                                                 -------           -------
          Tons shipped:
          Hot Rolled Bars                         43,072            38,648
          Rebar                                   53,054            47,795
          Fabricated Products                     17,668            17,106
                                                 -------           -------
          Total finished products                113,794           103,549
          Billets                                 14,171            14,618
                                                 -------           -------
          Total tons shipped                     127,965           118,167
                                                 =======           =======

          Average price per ton shipped              358               360
          Average production cost per ton            289               277


Three Months Ended October 31, 2000 As Compared To Three Months Ended October 31, 1999

     Sales. Sales for the second quarter of fiscal 2001 were $45.8 million. Shipments increased in comparison to the same quarter in the prior year, while pricing generally decreased as summarized below:

 .    In comparison to the second quarter of fiscal 2000, shipments of our hot rolled bar products out of Sand Springs increased 49%. The Sand Springs Rolling Mill's productivity rates increased over the prior year contributing to increased sales volume. Joliet shipments decreased 5% due to market conditions in the world and domestic steel business and notable weakness in the agricultural equipment industry. Pricing of hot rolled bar products decreased approximately 2% due primarily to product mix, particularly the increase in shipments from Sand Springs and the decrease from Joliet. Certain competitive pressures also influenced pricing.

 .    Rebar shipments increased 11% due to improved weather in our region compared to the second quarter of fiscal year 2000 and continued strength in this sector. Rebar demand continues to be strong, however pricing on twenty-foot and no-grade rebar is down in comparison to the prior year due to the continued impact of imports.

 .    Fabricated product shipments increased 3% as this downstream product group continues to be a steady performer for Sheffield. Pricing improved by 1%, primarily due to sales mix.

 .    Billet shipments were essentially consistent with last year.

     Cost of Sales and Expenses. Average product costs increased to $289 in the second quarter of fiscal 2001 from $277 in the second quarter of fiscal 2000 due to increases in energy costs and higher costs associated with finished goods product mix. Hot rolled bar and rebar shipments were 9,683 tons higher in the second quarter of fiscal 2001 compared to the same quarter in fiscal 2000. Because of energy costs increasing, we expect our gas and electric utility costs to increase approximately $0.4 million per month for the foreseeable future. Lower scrap steel costs should offset this added expense.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

  Selling, general and administrative expenses increased approximately $0.3 million over the second quarter of fiscal 2000, due to costs associated with process control engineering and design, as well as third party work on certain business systems incurred the second quarter of fiscal 2001.

  Interest expense increased in comparison to the second fiscal quarter of the prior year due to higher interest rates on our revolving credit agreement and the level of outstanding debt during the quarter. In the past year, additions to debt were due to working capital requirements, capital expenditures, and purchases of common stock.


Six Months Ended October 31, 2000 As Compared To Six Months Ended October 31,
1999

The following table provides information regarding the historical results of operations (in thousands) for the six months ended October 31, 2000 and 1999:

                                                        Six Months Ended October 31,
                                          ---------------------------------------------------------------
                                                      2000                              1999
                                          ---------------------------------------------------------------
Operating Results:                         Net Sales         % of Sales        Net Sales       % of Sales
                                           ---------         ----------        ---------       ----------
Sales                                        $91,544            100.0%           85,452           100.0%
Cost of sales                                 73,175             79.9%           64,610            75.6%
                                             -------                             ------

     Gross Profit                             18,369             20.1%           20,842            24.4%

Selling and administrative                     7,768              8.5%            7,917             9.3%
Depreciation and amortization                  4,212              4.6%            4,159             4.9%
Postretirement benefit expense                 1,292              1.4%            1,292             1.5%
Litigation settlement                              -                -            (2,326)           (2.7%)
                                             -------                             ------

     Operating income                          5,097              5.6%            9,800            11.5%

Interest expense, net                          8,261              9.0%            7,408             8.7%
Other                                              4              0.0%              148             0.2%
                                             -------                             ------
     Income (loss) from operations
      before income tax                       (3,168)            (3.5%)           2,244             2.6%

Income tax expense                                 -                -                 -               -
                                             -------                             ------

     Net income (loss)                       $(3,168)            (3.5%)           2,244             2.6%
                                             =======                             ======

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

  The following table provides information regarding the historical shipment levels and average selling prices per ton:

                                                Six Months Ended October 31,
                                                ---------------------------
                                                   2000            1999
                                                  -------         ------
          Tons shipped:
          Hot Rolled Bars                          88,150         77,100
          Rebar                                   101,441         98,693
          Fabricated Products                      36,609         34,679
                                                  -------        -------
          Total finished products                 226,200        210,472
          Billets                                  26,264         23,011
                                                  -------        -------
          Total tons shipped                      252,464        233,483
                                                  =======        =======

          Average price per ton shipped               363            366
          Average production cost per ton             290            277

  Sales. Sales for the six months ended October 31, 2000 were $91.5 million. Shipments increased in comparison to the period in the prior year, while pricing was slightly decreased as summarized below:

 . In comparison to the six months ending October 31, 1999, shipments of our hot rolled bar products out of Sand Springs increased 59%. The Sand Springs Rolling Mill's productivity rates increased over the prior year contributing to increased sales volume. Joliet shipments decreased 5% due to market conditions in the world and domestic steel business and notable weakness in the agricultural equipment industry. Pricing of hot rolled bar products decreased approximately 3% due primarily to product mix, particularly the increase in shipments from Sand Springs and the decrease from Joliet. Certain competitive pressures also influenced pricing.

 . Rebar shipments increased 3% due to improved market conditions compared to the six months ended October 31, 1999. Rebar demand continues to be strong, however pricing on twenty-foot and no-grade rebar is down in comparison to the prior year due to the continued impact of imports. Pricing was off 2% from the same period in the prior year.

 . Fabricated product shipments increased 6% as this downstream product group continues to be a steady performer for Sheffield. Pricing is consistent with same period in the prior year.

 . Billet shipments were 14% higher compared to the first six months of last year.

     Cost of Sales and Expenses. Average product costs increased to $290 in the first six months of fiscal 2001 from $277 in the first six months of fiscal 2000 due to increases in energy costs and higher costs associated with finished goods product mix. Hot rolled bar and rebar shipments were 13,798 tons higher in the first six months of fiscal 2001 compared to the same six months in fiscal 2000. Because of energy costs increasing, we expect our gas and electric utility costs to increase approximately $0.4 million per month for the foreseeable future. Lower scrap steel costs should offset this added expense.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

  Selling, general and administrative expenses decreased approximately $0.1 million over the first six months of fiscal 2000.

  During fiscal 1999, we were parties in a lawsuit with several other steel manufacturers against certain graphite electrodes manufacturers related to price fixing within the electrode industry. In the first quarter of fiscal 2000, we recorded settlements of $2.3 million from different defendants.

  Interest expense increased in comparison to the first six months of the prior year due to higher interest rates on our revolving credit agreement and the level of outstanding debt during the quarter. In the past year, additions to debt were due to working capital requirements, capital expenditures, and purchases of common stock.

  Adding to the Sand Springs and Joliet certifications, during July 2000, Wellington received ISO 9002 quality certification.

Liquidity and Capital Resources

  As of October 31, 2000, we had long-term indebtedness of $138.6 million and approximately $20.5 million of additional borrowing availability under our revolving credit agreements. We continue to comply with all of our loan covenants. Borrowings under our revolving credit agreements bear interest at a floating rate. To the extent that interest rates increase, and to the extent that amounts outstanding under the revolving credit agreements increase, there will be corresponding increases in our interest obligations. In addition to borrowings under the revolving credit agreements, we have historically used cash flow from operations and equipment financing agreements to fund our investing activities, including capital expenditures.

  Cash flow provided by operating activities was approximately $1.5 million for the six month period ended October 31, 2000, as compared with cash flow provided by operating activities of approximately $3.0 million for the six month period ended October 31, 1999. The reduction in cash flow from operating activities is partially the result of the cash collected on the electrode litigation settlement and weaker operating income related to tighter margins due to weak economic conditions in the current year. Cash used in investing activities in the six months ended October 31, 2000 was approximately $4.0 million, consisting entirely of capital expenditures. Primarily all of the capital expenditures consisted of normal capital projects required or justified economically. For the six month period ended October 31, 2000, cash provided by financing activities consisted primarily of draws on the Revolving Credit Facility to fund decreases in accounts payable, payments on notes payable, and payments to repurchase common stock.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

  Earnings before interest, taxes, depreciation, amortization, and the non-cash portion of the post-retirement expense (EBITDA) was approximately $4.5 million for the quarter ended October 31, 2000 compared to approximately $5.7 million for the same quarter in the prior year, excluding the electrode litigation settlement. We believe that EBITDA is a valuable measure of our operating cash flow and we consider it an indicator of our ability to meet interest payments and fund capital expenditures. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles and EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements.

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

New Accounting Pronouncements

  In March 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION: AN INTERPRETATION OF APB OPINION NO.
25. Among other issues, Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 (APB No. 25) regarding (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock options in a business combination. The provisions of Interpretation No. 44 affecting us have been applied on a prospective basis effective July 1, 2000. There was no impact from the adoption of this interpretation in the six-month period ended October 31, 2000.

  SEC Staff Accounting Bulletin No. 101, Revenue Recognition and Staff Accounting Bulletin No. 101A. This guidance adds new Topic 13, Revenue Recognition, to the SEC Codification of Staff Accounting Bulletins. We understand that the SEC staff is preparing a document to address significant implementation issues related to SAB 101. To the extent that SAB 101 ultimately changes revenue recognition practices, we will adopt SAB 101 no later than the fourth quarter of fiscal 2001 through a cumulative effect adjustment. We do not anticipate that the adoption of this Bulletin, as amended, will have a material impact on our financial position and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Our earnings are affected by changes in interest rates (primarily the prime rate). At October 31, 2000, we had approximately $27.6 million of long-term debt with variable rates. Therefore, we may have changes in interest expense due to fluctuations of interest rates in the markets. Interest risk can be estimated by measuring the impact of a 10% increase in interest rates. We would incur an additional $262 thousand of interest expense per year on our variable rate borrowing if our debt levels remained approximately the same as at October 31, 2000. Because we experience changes in our debt levels due to operating requirements or changes in the general economic environment that we are unable to predict, this estimate assumes no changes in our financial structure. The fair value of our First Mortgage Notes at October 31, 2000, based on the currently offered market price was $60.5 million versus a carrying value of approximately $110 million.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLERS

      At the Annual Meeting of Stockholders held on August 29, 2000, for which proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, the stockholders of the Company unanimously elected Steven E. Karol, Robert W. Ackerman, Dale S. Okonow, Howard H. Stevenson, Robert Schaal, and Jane M. Karol to serve as members of the Board of Directors for a period of one year.

      At the Annual Meeting of Stockholders, the stockholders also unanimously approved the reappointment of KPMG LLP as independent auditors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

See exhibit index.

B.   Reports on Form 8-K

No reports on Form 8-K were filed during the second quarter ended October 31, 2000.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SHEFFIELD STEEL CORPORATION


Date:  December 13, 2000                  /s/ James P. Nolan
       ---------------------              ----------------------------------
                                          James P. Nolan, President
                                          and Chief Operating Officer



Date:  December 13, 2000                  /s/ Stephen R. Johnson
       ---------------------              ----------------------------------
                                          Stephen R. Johnson, Vice President
                                          and Chief Financial Officer

                                 Exhibit Index


Exhibit No.                 Description                              Page No.
-----------                 -----------                              --------


10.39         First Amendment to Project Lease Agreement between           18
              TA Steel I, LLC, as Lessor and Sheffield Steel
              Corporation, as Lessee dated December 4, 2000.

27            Financial Data Schedule