Form 10-Q
period 2001-01-31
SHEFFIELD STEEL CORP
filed 2001-03-16
CIK 910719

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

                                   FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001

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

Yes _X_  No _____


   At the date of this filing, there were 3,422,175 shares of the Registrant's $.01 par value Common Stock outstanding. The aggregate market value of voting stock held by nonaffiliates is unknown as the Registrant's stock is not traded on an established public trading market.

                          SHEFFIELD STEEL CORPORATION
                                   FORM 10-Q

                                     INDEX

                                                                                                            Page
                                                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Condensed Balance Sheets -
         April 30, 2000 and January 31, 2001                                                                 3

         Consolidated Condensed Statements of Operations
         Three and nine month periods ended January 31, 2001 and 2000                                        4

         Consolidated Condensed Statements of Cash Flows -
         Nine months ended January 31, 2001 and 2000                                                         5

         Notes to Consolidated Condensed Financial Statements                                              6-7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                                    8-14

Item 3.  Quantitative and Qualitative Disclosure about Market Risk                                          15


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                  16

Item 4.  Submission of Matters to a Vote of Security Holders                                                16

Item 6.  Exhibits and Reports on Form 8-K                                                                   16

Signature                                                                                                   17


                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                 (IN THOUSANDS)

                                                                               January 31,
                                                                                  2001                April 30,
     ASSETS                                                                    (Unaudited)              2000
    -------                                                                   --------------           -------

Current assets:
 Cash and cash equivalents                                                          $     97               79
 Accounts receivable, less allowance for doubtful accounts of $493
     at January 31, 2001 and  $541 at April 30, 2000                                  18,253           25,320
 Inventories                                                                          46,063           49,333
 Other current assets                                                                  5,295            4,727
                                                                                    --------          -------

       Total current assets                                                           69,708           79,459

Property, plant and equipment, net                                                    65,430           66,245
Intangible assets, net                                                                 8,725            9,346
Other assets, net                                                                      3,416            3,560
Deferred income tax asset                                                              1,843            1,843
                                                                                    --------          -------

                                                                                    $149,122          160,453
                                                                                    ========          =======

      LIABILITIES AND STOCKHOLDERS' DEFICIT
      -------------------------------------

Current liabilities:
 Current portion of long-term debt                                                  $  2,607            2,607
 Accounts payable                                                                     14,250           20,722
 Accrued interest payable                                                              2,250            5,385
 Accrued liabilities                                                                   6,054            6,701
                                                                                    --------          -------

       Total current liabilities                                                      25,161           35,415

Long-term debt, excluding current portion                                            142,647          130,135
Accrued post-retirement benefit costs                                                 14,562           13,374
Other liabilities                                                                      2,524              742
                                                                                    --------          -------

       Total liabilities                                                             184,894          179,666
                                                                                    --------          -------

Stockholders' deficit:
 Common stock                                                                             35               35
 Additional paid-in capital                                                                -                -
 Accumulated deficit                                                                 (34,683)         (18,141)
                                                                                    --------          -------

                                                                                     (34,648)         (18,106)
 Loans to stockholders                                                                (1,124)          (1,107)
                                                                                    --------          -------

       Total stockholders' deficit                                                   (35,772)         (19,213)
                                                                                    --------          -------

                                                                                    $149,122          160,453
                                                                                    ========          =======

     See accompanying notes to consolidated condensed financial statements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                (In thousands)
                                  (UNAUDITED)


                                                            Three Months Ended               Nine Months Ended
                                                               January 31,                      January 31,
                                                            ------------------               -----------------
                                                            2001            2000           2001             2000
                                                          -------          ------         -------          -------

Sales                                                     $29,112          39,545         120,654          124,997
Cost of sales                                              26,660          31,269          99,830           95,879
                                                          -------          ------         -------          -------

       Gross profit                                         2,452           8,276          20,824           29,118

Selling, general and administrative expense                 3,703           3,811          11,471           11,728
Depreciation and amortization expense                       2,115           2,086           6,327            6,245
Postretirement benefit expense other than pensions            646             496           1,938            1,788
Litigation settlement                                           -               -               -           (2,326)
                                                          -------          ------         -------          -------

       Operating income (loss)                             (4,012)          1,883           1,088           11,683

Other expense:
  Interest expense, net                                     4,221           3,807          12,484           11,215
  Other                                                         4               5               8              153
                                                          -------          ------         -------          -------
                                                            4,225           3,812          12,492           11,368
                                                          -------          ------         -------          -------
        Income (loss) from operations before
            income taxes                                   (8,237)         (1,929)        (11,404)             315

Income tax expense                                              -               -               -                -
                                                          -------          ------         -------          -------

        Net income (loss)                                 $(8,237)         (1,929)        (11,404)             315
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

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                Consolidated Condensed Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                 Nine Months Ended
                                                                                    January 31,
                                                                        ------------------------------------
                                                                                 2001              2000
                                                                             --------            ------
Cash flows from operating activities:
 Net income (loss)                                                           $(11,404)              315
 Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
      Depreciation and amortization                                             6,570             6,488
      Loss (gain) on sale of assets held for sale                                   -               118
      Accrual of postretirement benefits other than pensions,
          net of cash paid                                                      1,188               885
      Changes in assets and liabilities, net of effects from
           acquisition of business                                              1,314            (7,653)
                                                                             --------            ------

          Net cash (used in) provided by operating activities                  (2,332)              153
                                                                             --------            ------

Cash flows from investing activities:
 Capital expenditures                                                          (5,024)           (4,042)
 Proceeds from sale of assets held for sale and equipment                           -               182
                                                                             --------            ------

      Net cash used in investing activities                                    (5,024)           (3,860)
                                                                             --------            ------

Cash flows from financing activities:
 Net increase in long-term debt                                                12,512             5,609
 Dividends paid                                                                     -            (2,500)
 Other                                                                         (5,138)              581
                                                                             --------            ------
       Net cash provided by financing activities                                7,374             3,690
                                                                             --------            ------

Net increase in cash                                                               18               (17)

Cash and cash equivalents at beginning of period                                   79                86
                                                                             --------            ------

Cash and cash equivalents at end of period                                   $     97                69
                                                                             ========            ======

Supplemental disclosure of cash flow information
------------------------------------------------
Cash paid during the period for interest                                     $ 15,376            14,189
                                                                             ========            ======
Cash paid during the period for income taxes                                 $      -               138
                                                                             ========            ======

Noncash item:

Increase in loans to Shareholders                                                  17                 -
                                                                             ========            ======


     See accompanying notes to consolidated condensed financial statements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Condensed Financial Statements
                           January 31, 2000 and 2001
                                (IN THOUSANDS)
                                  (UNAUDITED)

1)  BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

The consolidated financial statements of Sheffield Steel Corporation (the Company, which may be referred to as we, us or our) include the accounts of its divisions, Sheffield Steel-Sand Springs (Sand Springs), Sheffield Steel-Kansas City (Kansas City), and Sheffield Steel-Joliet (Joliet) and its wholly owned subsidiaries, Waddell's Rebar Fabricators, Inc. (Waddell), Wellington Industries, Inc. (Wellington) since October 7, 1998 and Sand Springs Railway Company (the Railway). HMK Enterprises, Inc. (HMK) owns approximately 94% of our currently issued and outstanding common stock. All material intercompany transactions and balances have been eliminated in consolidation. Our primary business is the production of concrete reinforcing bar, fence posts, and a range of hot rolled bar products including rounds, flats and squares. Our products are sold throughout the continental United States. We operate in a single operating segment providing steel products and services to the steel manufacturing and fabricating industry.

These consolidated condensed interim financial statements have been prepared by us without audit, according to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that we believe were necessary for a fair statement of the results for the interim periods. All adjustments made were normal recurring accruals. We suggest that these interim financial statements are read in conjunction with the consolidated financial statements and notes contained in our Form 10-K for the year ended April 30, 2000. Operating results for the quarter and nine months ended January 31, 2001 are not necessarily indicative of the results that we expect for the year ending April 30, 2001.

2)   INVENTORIES

The components of inventories are as follows:


                                                             January 31,
                                                                2001           April 30,
                                                             (Unaudited)         2000
                                                             -------------       ----
Raw materials and storeroom supplies                           $11,004           11,419
Work in process                                                 13,948           16,357
Finished goods                                                  21,111           21,557
                                                               -------           ------

                                                               $46,063           49,333
                                                               =======           ======

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Condensed Financial Statements, Continued


3)  LONG-TERM DEBT

Long-term debt is comprised of the following:                    January 31,
                                                                    2001                April 30,
                                                                 (Unaudited)               2000
                                                                 ----------              -------

First mortgage notes                                               $110,000               110,000
Revolving credit agreement                                           28,969                15,380
Railway term loan                                                     2,000                 2,000
Railway revolving credit agreement                                      513                    92
Equipment notes                                                       2,783                 3,543
Notes payable                                                           989                 1,727
                                                                   --------               -------
                                                                    145,254               132,742
Less current portion                                                  2,607                 2,607
                                                                   --------               -------

                                                                   $142,647               130,135
                                                                   ========               =======

On February 28, 2001, we amended our revolving credit agreement. The amendment eliminates certain covenants if we maintain availability of above $2,000,000 from February 1, 2001 through April 30, 2001, and $5,000,000 at any time thereafter and in the event that availability falls below the minimum availability it limits capital expenditures and acquisitions and increases our interest rate 0.5%.

4) LITIGATION SETTLEMENT

We were party to a lawsuit with several other steel manufacturers against certain manufacturers of graphite electrodes related to price fixing within the electrode industry. We recognized approximately $2.3 million in the first quarter of fiscal 2000 related to settlements reached with certain of the defendants.

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

  The following table provides information regarding the historical results of operations (in thousands) for the quarters ended January 31, 2001 and 2000:

                                                       THREE MONTHS ENDED JANUARY 31,
                                    ---------------------------------------------------------------------
                                                    2001                               2000
                                    --------------------------------     -------------------------------
Operating Results:                     Net Sales         % of Sales        Net Sales       % of Sales
                                    ----------------   --------------    --------------   --------------

Sales                                        $29,112            100.0%           39,545           100.0%
Cost of sales                                 26,660             91.6%           31,269            79.1%
                                             -------                             ------

     Gross Profit                              2,452              8.4%            8,276            20.9%

Selling and administrative                     3,703             12.7%            3,811             9.6%
Depreciation and amortization                  2,115              7.3%            2,086             5.3%
Postretirement benefit expense                   646              2.2%              496             1.3%
Litigation settlement                              -                -                 -               -
                                             -------                             ------

     Operating income (loss)                  (4,012)           (13.8%)           1,883             4.8%

Interest expense, net                          4,221             14.5%            3,807             9.6%
Other                                              4              0.0%                5             0.0%
                                             -------                             ------
     Loss from operations before
      income taxes                            (8,237)           (28.3%)          (1,929)           (4.9%)


Income tax expense                                 -                -                 -               -
                                             -------                             ------

     Net loss                                $(8,237)           (28.3%)          (1,929)           (4.9%)
                                             =======                             ======

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

  The following table provides information regarding the historical shipment levels and average selling prices per ton:

                                                                          Three Months Ended January 31,
                                                                     ----------------------------------------
                                                                              2001                 2000
                                                                            ------              -------
Tons shipped:
Hot Rolled Bars                                                             32,748               40,726
Rebar                                                                       28,801               42,768
Fabricated Products                                                         12,235               17,080
                                                                            ------              -------
Total finished products                                                     73,784              100,574
Billets                                                                      7,542                6,621
                                                                            ------              -------
Total tons shipped                                                          81,326              107,195
                                                                            ======              =======


Average price per ton shipped                                                  358                  369
Average production cost per ton                                                328                  292

 THREE MONTHS ENDED JANUARY 31, 2001 AS COMPARED TO THREE MONTHS ENDED
                               JANUARY 31, 2000

  SALES. Sales for the third quarter of fiscal 2001 were $29.1 million. Shipments decreased in comparison to the same quarter in the prior year, while pricing generally decreased as summarized below:

o Steel market conditions were abnormally weak in the third fiscal quarter 2001 due to widespread weaker demand for steel products, the continuing influx of steel imports, and adverse weather conditions. In comparison to the third quarter of fiscal 2000, shipments of our hot rolled bar products out of Sand Springs increased 7%. Joliet shipments decreased 35% due to market conditions in the world and domestic steel business and notable weakness in the
agricultural equipment industry.   Pricing of hot rolled bar products decreased
approximately 5%.

o In comparison to the third quarter of fiscal 2000, rebar shipments decreased 33% and pricing decreased 3%. Shipments decreased due to heavy rainfall in November and record breaking snow fall in December. Rebar shipments are very sensitive to rainy or cold weather conditions. The weak shipments do not reflect shipments lost, but shipments delayed.

o In comparison to the third quarter of fiscal 2000, fabricated product shipments decreased 28% and the lower shipments were due to adverse weather conditions in November and December. Pricing decreased 1%, primarily due to sales mix.

o In comparison to the third quarter of Fiscal 2000, billet shipments increased by 14%. Pricing decreased 7% because billet pricing is related to scrap raw material costs, which are currently very low.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

COST OF SALES AND EXPENSES. Average production cost per ton increased to $328 in the third quarter of fiscal 2001 from $292 in the third quarter of fiscal 2000 primarily due to increases in energy costs, and reduced operations due to weak shipments and our efforts to reduce inventories along with a one week outage in the Sand Springs mill and two weeks in the Joliet rolling mill. Reduced production means we have fewer tons of production to spread fixed or
semi-fixed costs, increasing costs per ton.   Hot rolled bar and rebar shipments
were 21,945 tons lower in the third quarter of fiscal 2001 compared to the same quarter in fiscal 2000. Because our energy costs continue to increase, we expect our gas and electric utility costs to be higher for the foreseeable future partially offset by efficiencies related to the new reheat furnace installed in December 2000.

      Selling, general and administrative expenses decreased approximately $0.1 million over the third quarter of fiscal year 2001.

      Interest expense increased in comparison to the third quarter of fiscal 2000 due to higher interest rates on your revolving credit agreement and the higher level of outstanding debt during the quarter. In the past year, additions to debt were due to working capital requirements, capital expenditures, and purchases of common stock.

NINE MONTHS ENDED JANUARY 31, 2001 AS COMPARED TO NINE MONTHS ENDED JANUARY 31, 2000

The following table provides information regarding the historical results of operations (in thousands) for the nine months ended January 31, 2001 and 2000:

                                                           NINE MONTHS ENDED JANUARY 31,
                                       ---------------------------------------------------------------------

                                                     2001                               2000
                                                   --------                            -------
Operating Results:                        Net Sales         % of Sales        Net Sales       % of Sales
                                       ----------------   --------------    --------------   ---------------
Sales                                       $120,654            100.0%          124,997           100.0%
Cost of sales                                 99,830             82.7%           95,879            76.7%
                                            --------                            -------

     Gross Profit                             20,824             17.3%           29,118            23.3%

Selling and administrative                    11,471              9.5%           11,728             9.4%
Depreciation and amortization                  6,327              5.2%            6,245             5.0%
Postretirement benefit expense                 1,938              1.6%            1,788             1.4%
Litigation settlement                              -              0.0%           (2,326)           (1.9%)
                                            --------                            -------

     Operating income                          1,088               .9%           11,683             9.3%

Interest expense, net                         12,484             10.3%           11,215             9.0%
Other                                              8              0.0%              153             0.1%
                                            --------                            -------
     Income (loss) from
      operations before income
      taxes                                  (11,404)            (9.5%)             315             0.3%


Income tax expense                                 -                -                 -               -
                                            --------                            -------


     Net income (loss)                      $(11,404)            (9.5%)             315             0.3%
                                            ========                            =======

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

  The following table provides information regarding the historical shipment levels and average selling prices per ton:



                                                                          Nine Months Ended January 31,
                                                                     ----------------------------------------
                                                                              2001                 2000
                                                                           -------              -------
Tons shipped:
Hot Rolled Bars                                                            120,898              117,826
Rebar                                                                      130,242              141,461
Fabricated Products                                                         48,844               51,759
                                                                           -------              -------
Total finished products                                                    299,984              311,046
Billets                                                                     33,806               29,632
                                                                           -------              -------
Total tons shipped                                                         333,790              340,678
                                                                           =======              =======


Average price per ton shipped                                                  362                  367
Average production cost per ton                                                311                  281

  SALES. Sales for the nine months ended January 31, 2001 were $121.0 million. Shipments decreased in comparison to the same period in the prior year, while pricing generally decreased as summarized below:

o In comparison to the nine months ended January 31, 2000, shipments of our hot rolled bar products out of Sand Springs increased 39%. The Sand Springs Rolling Mill's productivity rates remained consistent with prior year. Joliet shipments decreased 15% due to market conditions in the world and domestic steel business
and notable weakness in the agricultural equipment industry.   Pricing of hot
rolled bar products decreased approximately 3% due primarily to product mix, particularly the increase in Sand Springs shipments and the decrease in Joliet shipments. Certain competitive pressures also influenced pricing.

o Rebar shipments decreased in comparison to the nine months ended January 31, 2000 due to heavy rainfall in November and recording breaking snowfall in December. Pricing decreased 2% due to the continued impact of imports and over capacity in the industry.

o Fabricated shipments decreased 6% in comparison to the nine months ended January 31, 2000 due to bad weather. Prices are consistent with the nine month period ended January 31, 2000.

o Billet shipments were higher compared to the nine months ended January 31, 2000.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES


COST OF SALES AND EXPENSES. Average product cost per ton increased to $299 in the nine month period ended January 31, 2001 from $281 in the same period in the prior year primarily due to increases in energy costs and reduced operations due to weak shipments and our efforts to reduce inventories, along with a one week outage in the Sand Springs mill and two weeks in the Joliet rolling mill. Reduced production means we have fewer tons of production to spread fixed or semi-fixed costs, increasing costs per ton. Hot rolled bar and rebar shipments were 8,147 tons lower in the nine month period ended January 31, 2001 compared to the same nine months in fiscal year 2000. Energy costs continue to be high but lower scrap costs should offset this added expense.

  Selling, general and administrative expenses decreased approximately $0.3 million or 2% for the nine month period ended January 31, 2001 compared to the same period in the prior year, primarily due to lower organizational costs.

  During fiscal 1999, we were parties in a lawsuit with several other steel manufacturers against certain graphite electrodes manufacturers related to price fixing within the electrode industry. In the first quarter of fiscal 2000, we recorded an additional $2.3 million from different defendants.

  Interest expense increased 3.2% in comparison to the first nine months of the prior year due to higher interest rates on our revolving credit agreement and the higher level of outstanding dept during the quarter. In the past year, additions to debt were due to working capital requirements, capital expenditures, and purchases of common stock.

LIQUIDITY AND CAPITAL RESOURCES

  As of January 31, 2001, we had long-term indebtedness of $142.6 million and approximately $8.6 million of additional borrowing availability under our revolving credit agreements. We have executed an eleventh amendment from Bank of America dated February 28, 2001 that waives certain loan covenants and reduces the availability holdback from $10 million to $2 million until April 30, 2001. On May 1, 2001 the holdback increases to $5 million. Borrowings under our revolving credit agreements bear interest at a floating rate. To the extent that interest rates and amounts outstanding under the revolving credit agreements increase, there will be corresponding increases in expenses. In addition to borrowings under the revolving credit agreements, we have historically used cash flow from operations and equipment financing agreements to fund our investing activities including capital expenditures.

  Management believes our cash situation is challenging but manageable through working capital management, restricting capital spending to maintenance levels, and improving operating cash flow. This statement must be qualified by general steel economic conditions and our ability to realize operating efficiencies. We are getting into our best shipping season, which generally begins in March and extends through October. Our new reheat furnace allows certain opportunities for production efficiencies, lower costs, and selected growth, but these must be attained and we are dependant on general steel conditions to sell existing additional production.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES


  Cash flow used in operating activities was approximately $2.3 million for the nine month period ended January 31, 2001, as compared with cash flow provided in operating activities of approximately $0.2 million for the nine month period ended January 31, 2000. Improvement in cash flow from inventory management were offset by operating losses. Cash used in investing activities in the nine months ended January 31, 2001 was approximately $5 million, consisting of capital expenditures. Capital expenditures consisted of projects to sustain and improve existing operations. For the nine month period ended January 31, 2001, cash provided by financing activities was $7.4 million consisting of increased borrowings under the revolving credit agreement and other financing activities.

  Earnings before interest, taxes, depreciation, amortization, and the non-cash portion of the post-retirement expense (EBITDA) was approximately $(1.5) million for the quarter ended January 31, 2001, compared to approximately $4.1 million for the same quarter in the prior year. For the nine months ended January 31, 2001, EBITDA was $9.4 million compared to $16.5 million in nine months ended January 31, 2000. Adverse weather conditions, a weak steel economy, imports, reduced operations and depressed steel prices contributed to the significant decrease in EBITDA. We believe that EBITDA is a valuable measure of our operating cash flow and we consider it an indicator of our ability to meet interest payments and fund capital expenditures. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles and EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements.

  Our cash flow from operating activities and borrowings under our revolving credit facilities are expected to be sufficient to fund a maintenance level of capital improvements and meet any near-term working capital requirements. We estimate that our annual amount of necessary maintenance capital expenditures is approximately $3 million. On a long-term basis, we have significant debt service obligations. Our ability to satisfy these obligations and to secure adequate capital resources in the future will be dependent on our ability to generate adequate operating cash flow. Our ability to service the First Mortgage Notes and other investing activities, will be dependent on our overall operating performance and is subject to general business, financial and other factors affecting others and us in the steel industry, as well as prevailing economic conditions, certain of which are beyond our control. This will depend on cash flows from operations and borrowing availability under the revolving credit facilities. The leveraged position we are in and the restrictive covenants we have in our bond Indenture and the revolving credit facilities could significantly limit our ability to withstand competitive pressures or adverse economic conditions.

  On November 23, 1999, we entered into a project lease agreement with TA Steel I, LLC, an affiliate of Transamerica Equipment Financial Services Corporation ("Transamerica"). This project lease agreement is an operating lease for a
reheat furnace for the rolling mill at our Sand Springs facility.   At January
31, 2001, we were not in compliance with our fixed charge coverage ratio that required that our ratio of fixed charges to EBITDA not less than 0.90:1.00. Accordingly, we are currently in default under the project lease agreement. However, Sheffield Steel and Transamerica are currently in negotiations to waive the default and possibly amend the project lease agreement.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES



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

  In June 1998, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative instruments and hedging Activities". SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133 requires an entity to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the entity's rights or obligations under the applicable derivative contract. The recognition of changes in fair value of a derivative that effect the income statement will depend on the intended use of the derivative. If the derivative does not qualify as a hedging instrument, the gain or loss on the derivative will be recognized currently in earnings. If the derivative qualifies for special hedge accounting, the gain or loss in the derivative will either 1) be recognized in income along with an offsetting adjustment to the basis of the item being hedged or 2) be deferred in other comprehensive income and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. SFAS 133 was amended by Statement of Financial Accounting Standards no. 138 in June 2000 that amended the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. SFAS 138 also amended SFAS 133 for decisions made by the FASB relating to the Derivatives implementation Group process. The Company does not expect adoption as of May 1, 2001 to have a material effect on the financial position of the Company.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Our earnings are affected by changes in interest rates (primarily the prime rate). At January 31, 2001, we had approximately $35.3 million of long-term debt with variable rates. Therefore, we may have changes in interest expense due to fluctuations of interest rates in the markets. Interest risk can be estimated by measuring the impact of a 10% increase in interest rates. We would incur an additional $335 thousand of interest expense per year on our variable rate borrowing if our debt levels remained approximately the same as at January 31, 2001. Because we experience changes in our debt levels due to operating requirements or changes in the general economic environment that we are unable to predict, this estimate assumes no changes in our financial structure. The fair value of our First Mortgage Notes at January 31, 2001, based on the currently offered market price was $38.5 million versus a carrying value of approximately $110 million.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

See exhibit index.

B.   Reports on Form 8-K

No reports on Form 8-K were filed during the third quarter ended January 31, 2001.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SHEFFIELD STEEL CORPORATION


 Date:  March 15, 2001            /s/ James P. Nolan
        ------------------       -------------------
                                 James P. Nolan, President,
                                 and Chief Operating Officer



 Date:  March 15, 2001            /s/ Stephen R. Johnson
        ------------------       -----------------------
                                 Stephen R. Johnson, Vice President
                                 and Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.                  Description                  Page No.
-------------                -----------                  --------

10.40 Eleventh Amendment and Waiver to Receivable and Inventory financing Agreement, 19 dated February 28, 2001 between Sheffield Steel Corporation and Bank of America N.A.