Form 10-K
period 2001-04-30
SHEFFIELD STEEL CORP
filed 2001-07-30
CIK 910719

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   Form 10-K

(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended April 30, 2001

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     As of July 17, 2001, there were 3,408,675 shares of the Registrants $.01 par value Common Stock outstanding. The aggregate market value of voting stock held by nonaffiliates is unknown as the Registrant's stock is not traded on an established public trading market.

                      Documents Incorporated by Reference

1) Portions of the Registrant's Proxy Statement dated July 31, 2001 are incorporated by reference into Part III of this Report on Form 10-K.

                          SHEFFIELD STEEL CORPORATION
                                   FORM 10-K

                               Table of Contents

Item                                                                              Page
----                                                                              ----
                                     Part I

1.    Business                                                                    1-10

2.    Properties                                                                    11

3.    Legal Proceedings                                                             11

4.    Submission of Matters to a Vote of Security Holders                           11

                                    Part II

5.    Market for the Registrant's Common Equity and Related Stockholder Matters     12

6.    Selected Financial Data                                                       13

7.    Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                14-22

8.    Financial Statements and Supplementary Data                                23-39

9.    Changes In and Disagreements with Accountants on
        Accounting and Financial Disclosure                                         42

                                    Part III

10.   Directors and Executive Officers of the Registrant                            42

11.   Executive Compensation                                                        42

12.   Security Ownership of Certain Beneficial Owners and Management                42

13.   Certain Relationships and Related Transactions                                42

                                    Part IV

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K              43

PART I
------

ITEM 1.   BUSINESS
------------------

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

  Our home page on the Internet is at www.sheffieldsteel.com.  You can learn
                                      ----------------------
more about us by visiting that site.

  Our Company and its predecessors have been in the steel making business for over 72 years. We believe that we are an efficient producer of billets because of our efficient melt and cast operation, high labor productivity levels, and competitive steel scrap costs. Our low cost billets feed our downstream bar mill operations and fabricated products operations. We shipped approximately 442,228 tons of steel in fiscal 2001, resulting in sales of $157.5 million.

  Our primary manufacturing facility is located in Sand Springs, Oklahoma (Sand Springs), where we conduct a full range of steel making activities, including the melting and casting of billets and the rolling of billets into rebar, T-section (for subsequent fabrication into steel fence posts), and a range of hot rolled bar products. We currently have 600,000 tons of steel making capacity. We installed a new rolling mill (Rolling Mill) in Sand Springs in 1995 which has increased productivity and efficiency in the manufacturing of rebar and has enabled us to produce certain higher quality hot rolled bar products than we were previously unable to produce. In the fourth quarter of fiscal 1998, we completed a project (the Shear Line Project) to eliminate a production bottleneck in the Rolling Mill that further increased our production and improved quality. During the third quarter of fiscal 2001, we installed a new reheat furnace (the Reheat Furnace Project) in the rolling Mill that will decrease natural gas usage as well as improve quality, product yields, productivity, and capacity. From Sand Springs, we also transfer billets to our rolling mill in Joliet, Illinois (Joliet), where we produce specialty hot rolled bar products. We also operate two rebar fabrication plants, one in Kansas City, Missouri (Kansas City) and one in Independence, Missouri (Waddell), a railroad spike fabrication plant in Sand Springs (Wellington) and a short line railroad (the Railway).

Business Strategy

  We believe our strategy serves to strengthen our market position and maximize profitability. There are three major components to our strategy: (i) improve our finished goods product mix; (ii) continue to focus on and extend our strong customer relationships; and (iii) further modernize our melt shop operations.

  Improve Finished Goods Product Mix.   With the addition of the new Rolling
Mill in Sand Springs in 1995 and the Shear Line project in 1998, we substantially increased our hot rolled bar production capacity. Accordingly, shipments of finished products have increased significantly as less profitable third party billet sales have been diverted to the production of hot rolled bars. Billet sales, which accounted for 23.6% of tons shipped in fiscal 1994, accounted for only 9.8% of tons shipped in fiscal 2001. By shifting away from third party billet sales and increasing hot rolled bar production, we hope to increase margins and reduce sales volatility, since hot rolled bar products are significantly more profitable than third party billet sales and demand is more stable. In addition, the Reheat Furnace Project, which was completed in the third quarter of fiscal 2001, will decrease natural gas consumption, improve quality, product yields, productivity, and capacity and, as a result, improve product mix.

  Extend Strong Customer Relationships.   We have a number of long-standing
customer relationships in each of our product markets. We have built a reputation for providing consistent product quality, reliable, prompt product delivery and service, product availability and flexible scheduling to meet our customers' needs. We also provide a high level of follow up technical assistance and service. The ISO 9002 certification at both Sand Springs and Joliet is an indication of our commitment to producing quality products. We believe that our business strategy to improve finished product mix will strengthen our existing customer relationships and aid us in developing new customer relationships.

  Modernize Melt Shop.   We believe that we are an efficient producer of billets
in the United States as a result of our efficient melt and cast operation, high labor productivity level, and competitive steel scrap costs. Over the last three years, we have made improvements to general operating practices, improved yields, and reduced costs. Annual billet production capacity has increased from 525,000 tons to 600,000 tons per year. In fiscal 2001 we rebuilt our billet caster, which improved product quality and increased casting speeds, i.e., productivity.

Products, Customers and Markets

The following table shows the percentage of revenues derived from each product category for the last three years:

                                             Fiscal Year Ended April 30,
                                        --------------------------------------
                                          2001           2000            1999
                                        -------        -------         -------
Tons shipped:
Hot Rolled Bars                         154,046        164,407         154,397
Rebar                                   178,655        189,434         171,075
Fabricated Products                      66,030         73,012          63,757
                                        -------        -------         -------
Total finished products                 398,731        426,853         389,229
Billets                                  43,497         42,576          31,124
                                        -------        -------         -------
Total tons shipped                      442,228        469,429         420,353
                                        =======        =======         =======

Average price per ton shipped               356            367             389
Average production cost per ton             299            284             297

Hot Rolled Bar.   According to the American Iron and Steel Institute (AISI), the
size of the hot rolled bar product market in the United States was approximately
7.9 million tons in 1999. The demand for consistent quality is significant in this market, where quality is measured by the adherence to specifications related to chemical composition, surface quality, product integrity and size tolerances. We sell a variety of specialty hot rolled bar products, including flats, squares, rounds and special shapes for end use applications that include auto parts, conveyor assemblies, pole line hardware, wrenches, farm equipment and construction machinery. The majority of hot rolled bar products produced in Joliet are sold directly to original equipment manufacturers and cold drawn bar finishers. Hot rolled bar products produced in Sand Springs are sold primarily to end product manufacturers.

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

  During fiscal 2000, business on the Joliet 10" mill continued to decline. Tonnage on this mill has been minimal for several years. The loss of additional tonnage made the mill financially unprofitable. Therefore, we decommissioned the mill at the end of May 2000. We were able to convert a significant portion of the products rolled on the 10" mill to the Joliet 12" mill and to the Rolling Mill in Sand Springs. The shutdown did not have a material write-off associated with it and we believe that it has slightly improved profitability at both Joliet and Sand Springs.

  Rebar.   According to the AISI, the size of the rebar market in the United
States was approximately 6.5 million tons in 1999. Rebar is a lower value, higher volume commodity bar product for which price is an important competitive factor. Geographic proximity to customers, which in turn determines both freight costs and delivery times, is also a critical element in the rebar market, where independent fabricators typically depend on quick mill response rather than their own inventories to meet ever-changing construction schedules. We sell rebar to leading independent fabricators located in the south-central United States who then shear and bend the rebar to meet engineering or architectural specifications for construction projects. We produce rebar in Sand Springs, where the bars are rolled in standard diameters from #4 bar (1/2 inch or 13mm) to #18 bar (2 1/4 inches or 57mm) and sheared to standard lengths from 20 feet to 60 feet. To provide rapid response to customer needs, we usually maintain a finished goods inventory of 25,000 to 35,000 tons of rebar.

  Rebar demand is driven by infrastructure investment trends and trends in commercial and industrial construction. During periods of overall reduced steel industry demand, we have maintained relatively stable rebar sales volume due to the level of public sector investment in roads, bridges, water projects, airports and public facilities in the south-central United States. We have successfully built and we strive to maintain long-term relationships with our customers by providing them with competitive pricing, assured product availability and reliable, prompt delivery and service. This strategy permits the fabricators to compete successfully in the construction and infrastructure markets, thus reinforcing our relationships with such fabricators.

  Due to the importance of pricing, freight costs and delivery response time, sales of rebar tend to be concentrated within close geographic proximity to a rebar manufacturer's mini-mill. Our rebar market is concentrated in the geographic area surrounding Oklahoma. In the Company's primary market area of Oklahoma, Kansas and portions of Nebraska, Missouri, Arkansas, and northern Texas, we enjoy a freight advantage over our competitors and believe we have a market share in excess of 50%. Approximately 80% of our rebar shipments are made in this primary market area. The remaining rebar shipments are made in the adjacent regions of Nebraska, Missouri, Arkansas, Texas, Louisiana, New Mexico, and Colorado.

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

  Fabricated rebar is shipped from Kansas City and Waddell to highway and commercial construction contractors in Missouri, Kansas, Nebraska, Iowa, and contiguous markets. In recent years, we have experienced increased demand from contractors bidding on infrastructure projects for fabricated rebar which is epoxy-coated prior to fabrication to protect against corrosion in the field. This has provided Kansas City with a competitive advantage and contributed to a growth in shipments. Our epoxy coating line, which is certified by the Concrete Reinforcing Steel Institute, is the only one located in the Kansas City market. This provides us with a competitive advantage in securing contracts. With Waddell handling smaller, higher value added jobs and Kansas City able to handle larger volume jobs; we believe we have a strong position in this market.

  On October 6, 1998, we purchased Wellington Industries, Inc., a railroad track spike manufacturer located in Sand Springs. We believe that the purchase of Wellington secured a downstream market for our Rolling Mill products (square hot rolled bar) and it enhances our fabrication capabilities.

  Billets.   We sell billets to forgers and other steel mills for conversion into finished products. Sales volume potential and pricing for billets, particularly in the spot market, is highly variable. The dominant competitive factors are availability and price. Although our sales to forgers are fairly consistent, billet sales to other steel mills are dependent on our own billet requirements and market conditions that vary widely.

  The Railway Company.   We operate approximately seven miles of mainline rail
line between Sand Springs and Tulsa, Oklahoma, primarily serving the operations of Sand Springs and, to a lesser extent, third parties. Revenues from third parties are immaterial to our financial results.

Manufacturing Process

  In Sand Springs, steel scrap is conveyed by rail car from our scrap yard to the melt shop, where the steel scrap is melted in two 85-ton electric arc furnaces. During the scrap melting process, impurities are removed from the molten steel. The molten steel is refined and then poured into a ladle, where metal alloys are added to obtain desired chemical compositions. The molten steel is then conveyed to a six-strand continuous caster that casts various sizes of billets. The continuous caster is capable of casting billets up to 6 inches square and 50 feet long. These billets are then reheated and rolled into various finished steel products at the rolling mills in Sand Springs or Joliet or, to a lesser extent, sold to third parties. The rolling mill in Sand Springs produces rebar, "T" sections (which are further processed into fence posts), and a range of hot rolled bar products, including squares (which are forged into track spikes at Wellington). The rolling mill in Joliet produces an extensive range of hot rolled bar products. A portion of the rebar produced in Sand Springs is epoxy coated and/or fabricated at either Kansas City or Waddell.

Sales and Marketing

  Hot rolled bar products produced in Joliet are sold by our sales personnel and through commissioned sales representatives under exclusive agency agreements with us. Rebar and hot rolled bar products produced in Sand Springs are sold through our own sales force and sales agencies which also serve Joliet. We market fence posts directly to farm cooperatives and to fence post distributors. While some billets are sold through semi-finished steel brokers on the "spot" market, most are sold directly by us. As a result of adverse weather conditions that can impact construction activities and a normal seasonal downturn in manufacturing levels, we typically experience lower sales volumes in the third fiscal quarter.

Raw Materials

  Our primary raw material is steel scrap, which is generated principally from industrial, automotive, demolition, railroad, obsolete, and other sources. We purchase scrap in the open market by direct purchase, dealers and through a limited number of steel scrap brokers. The cost of steel scrap is subject to market forces, including demand by other steel producers, export/import volumes, and utilization of scrap substitutes such as pig iron and hot-briquette iron. Our cost of scrap can vary significantly and we may not be able to adjust product prices in the short-term to recover large increases in scrap costs. Over longer periods of time, however, product prices and steel scrap prices have tended to move in the same direction.

  The long-term demand for steel scrap and its importance to the domestic steel industry may be expected to increase as mini-mill producers continue to expand steel scrap-based electric arc furnace capacity and capture market share from existing integrated facilities. For the foreseeable future, however, we believe that supplies of steel scrap will continue to be available in sufficient quantities. In addition, a number of technologies exist for the processing of iron ore into forms, which may be substituted for steel scrap in electric arc furnace-based steelmaking. Such forms include direct-reduced iron, hot-briquette iron and pig iron. A sustained increase in the price of steel scrap could result in increased use of these alternative materials. We have successfully employed scrap substitutes in our manufacturing process to achieve quality characteristics.

Energy

  Our manufacturing process in Sand Springs consumes large amounts of electricity. We purchase our electrical needs for Sand Springs from Public Service of Oklahoma (PSO) under a real time pricing tariff, which is available only to PSO's largest customers. Under this tariff, we purchase a base load at a contracted price adjusted for fuel costs and then purchase or sell power on an hour-by-hour basis at rates which approximate PSO's incremental costs plus a small markup. During the summer months, we may elect to shut-down our melt shop during peak periods of power costs, however, we typically do not experience power interruptions to the same extent as others in our industry. Historically, we have been adequately supplied with electricity and we do not anticipate any material curtailment in our operations resulting from energy shortages.

  Until natural gas prices increased in fiscal year 2001, we believed that our utility rates from PSO were among the lowest in the domestic mini-mill steel industry. PSO was able to generate electricity at relatively low rates, as its electric load is generated using western coal and local natural gas. Approximately 55% of PSO's generation is natural gas based and as gas prices increased over this past fiscal year, we have seen our power cost increase approximately 80%.

  We also use natural gas to reheat billets, but we are not considered a large natural gas user in Oklahoma. Since deregulation of the natural gas industry, we have negotiated and purchased wellhead gas with supplemental transportation through local pipeline distribution networks. Although increases in the price of natural gas might have an adverse impact on our cost structure, any such price increase would likely have a similar affect on competitors using natural gas and/or electricity generated by natural gas. The majority of our natural gas needs (both to reheat billets and as a consumer of the electricity generated by natural gas) stem from use in Sand Springs, Oklahoma, a state with excess natural gas supplies. Historically, we have been adequately supplied with natural gas and we expect an adequate supply to be available in the future. The new Reheat Furnace significantly reduces our exposure to gas prices because of its much greater efficiency.

Competition

  We compete with a number of domestic mini-mills in each of our markets. There are common competitive factors in the steel bar business--price, proximity to market, quality and service, for example--although their relative importance varies in the different market segments.

  In the market for hot rolled bar products, Joliet occupies a niche position at the specialty end of the product range. We believe we are the sole supplier to certain customers because of their requirements for particular shapes, sizes, small order quantities, or steel chemistries. In other cases, we compete with a limited number of other producers of specialty hot rolled bar products, including Kentucky Electric Steel Incorporated, Calumet Steel Company, North Star Steel Company, and Laclede Steel Company. From Sand Springs and to a much lesser degree from Joliet, we compete with mini-mill producers of standard hot rolled bar products, including Chaparral Steel Company, North Star Steel Company, Laclede Steel Company and Structural Metals, Incorporated. Competitors vary from customer to customer depending on product specifications and requirements for order sizes and inventory support.

  Since pricing, freight costs and delivery times are the most important competitive factors in the sale of rebar, sales tend to be concentrated within about 350 miles of a mini-mill. In the south-central United States, we enjoy a competitive advantage as the closest mill serving an area comprising Oklahoma, Kansas, western Missouri and Arkansas, and parts of northern Texas. The majority of our rebar tonnage was shipped to this area in fiscal 2001. We compete in the rebar market with a number of other mini-mills, principally Structural Metals, Incorporated and others.

  We are not in competition on a regular basis with foreign or integrated steel producers. Our strategy is to focus on end-users and to provide our customers with exceptional services. Because of our customer focus and the fact that the foreign and integrated mills have cost and freight disadvantages compared to us and other domestic mini-mills, we have effectively precluded them from competing in the relatively low priced hot rolled bar product and graded rebar markets. However, the twenty-foot length rebar and no-grade rebar markets have been impacted by foreign imports which has significantly reduced selling prices in the past three years.

  Competitive factors in fence post sales include product quality measured by durability, appearance, workmanship, delivery response time, price, and freight costs. Competitors include Structural Metals, Incorporated and Chicago Heights Steel Company.

  For fabricated rebar, primary competitors are independent fabrication shops that are furnished with rebar from other mini-mills in the Midwest. In recent years, we believe that increased demand for epoxy-coated product from contractors bidding on infrastructure projects has provided Kansas City with a competitive advantage. Other competitive factors include delivery performance, engineering support, accurate fabrication and competitive pricing. Waddell's focus is on small rebar projects, generally less than 200 tons each. These two fabricators complement each other and allow for most efficient production at both locations.

  In the railroad track spike market competitive factors include quality, service and price. Our primary competitors are Ameristeel and Birmingham Rail.

Employees

  As of April 30, 2001, we had approximately 610 employees. Approximately 66% of our employees are represented by one of three bargaining units affiliated with the United Steelworkers of America (Sand Springs, Joliet and Kansas City). Sand Springs is party to a collective bargaining agreement covering approximately 262 hourly-paid production and maintenance employees. This agreement, which was negotiated as of March 2, 2000, is for a four-year period expiring on March 2, 2004. The agreement included wage increases, minor changes to certain benefits and changes to local work rules.

  Joliet is also party to a collective bargaining agreement covering approximately 108 hourly-paid production and maintenance employees that expires on March 1, 2002. Kansas City has a collective bargaining agreement covering approximately 18 employees that was negotiated on November 1, 1999 and expires on October 31, 2003. The Railway has approximately 18 employees of which 12 are represented by various labor unions. We believe that we have maintained good relationships with our labor unions in the past, but we are unable to provide assurance that the terms of any future collective bargaining agreements with any labor unions will contain terms comparable to the terms contained in its existing collective bargaining agreements.

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

Environmental Compliance

  We are subject to a broad range of federal, state and local environmental requirements, including those governing air emissions, storm water discharges, and the handling and disposal of wastes. We have spent substantial amounts to comply with these requirements. In addition, in the event that we release hazardous materials, we could potentially be responsible for the remediation of contamination associated with such a release.

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

  In accordance with the Clean Air Act Amendments of 1990 (CAAA) and Oklahoma's State Implementation Plan, we submitted a Title V application for an operating permit in January of 1997 and received the permit in March 1998. We have been routinely audited and have had no resulting violations, outstanding issues or questions that were not resolved. Late in 2000, we participated in a plant wide EPA self-audit at our Sand Springs plant. No financially significant issues were found to exist in our opinion. Final discussions and responses regarding the audit are still pending. Additional or new air emission control regulations or requirements applicable to our operations may be promulgated under the Clean Air Act in the future. We cannot at this time accurately estimate the costs, if any, of compliance with such future Clean Air Act regulations or requirements.

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

 .  The highly cyclical and seasonal nature of the steel industry.
 .  The possibility of increased competition from other mini-mills.
 .  The risk of our ability to expand our product lines and increase acceptance of existing product lines.
 .  The risk of our ability to successfully produce quality products.
 .  The risk regarding the availability of raw materials such as steel scrap.
 .  The risk in cost and availability of energy, specifically natural gas and electricity.
 .  The costs of environmental compliance and the impact of government regulations.
 .  Our relationship with our workforce, including the United Steelworkers of
   America Union.
 .  The restrictive covenants and tests contained in our debt instruments that could limit our operating and financial flexibility.
 .  The risk associated with our failure to pay the full semi-annual installment on the 11  1/2% First Mortgage Notes due 2005 that was due on June 1, 2001.
 .  The imports into the United States that have affected the steel market.
 .  General economic conditions in the United States.

ITEM 2.  PROPERTIES AND FACILITIES
----------------------------------

  We own the properties that are the operations for Sand Springs, Joliet, and Waddell. The facility in Sand Springs is located on approximately 148 acres of land in Sand Springs, Oklahoma. The facility in Joliet is located on approximately 30 acres of land in Joliet, Illinois. Waddell's 33,000 square foot building is located on approximately 2.3 acres of land in Independence, Missouri. We lease nine acres of land adjacent to the facility in Joliet from the Metropolitan Water Reclamation District of Greater Chicago under a long-term lease expiring in 2053. We also lease the plant in Kansas City, which contains approximately 77,100 square feet. We lease the Wellington facility, which is approximately 26,000 square foot building located on three acres in Sand Springs, Oklahoma.

  The facility in Sand Springs comprises an aggregate of approximately 520,390 square feet of floor space and contains two 85-ton electric arc furnaces, a six-strand billet continuous caster, a rolling mill, two warehouses and a fence post shop. The current total annual capacity in Sand Springs is approximately 600,000 tons of billet, approximately 450,000 tons of rebar and hot rolled bar and approximately 70,000 tons of fence post.

  The facility in Joliet comprises an aggregate of approximately 334,305 square feet of floor space and contains a 12-inch merchant bar mill and a decommissioned 10-inch merchant bar mill. The total annual capacity in Joliet is approximately 145,000 tons of hot rolled bar products.

  The Railway provides freight service between Sand Springs and Tulsa on seven miles of yard track and 17.3 miles of spur line, which connect customer facilities with the main line. The Railway owns the 24.3 miles of railroad track plus three locomotives, 28 gondolas and 4 flat cars. The Railway operates a maintenance shop for normal repairs and upkeep of locomotives and railcars. The Railway owns approximately 10 acres and leases and operates a transload facility and warehouse.

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

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

  We are not a party to any significant pending legal proceedings other than litigation incidental to our business that we believe will not materially affect our financial position or results of operations. Such claims against us are ordinarily covered by insurance. We can give no assurance, however, that insurance will be available in the future at reasonable rates.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

  Not applicable.

PART II
-------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
---------------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

  Our Common Stock, par value $.01 per share, is not traded on an established public trading market. As of the date of this filing, there were eight stockholders of record. We paid dividends of $2,500,000, or $.71 per share, to stockholders in fiscal 2000. There were no dividends paid during the years ended April 30, 2001 and 1999. We have loan agreements that contain limitations on our ability to pay cash dividends on Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA
------    -----------------------

The following selected consolidated financial data for the five years ended April 30, 2001 has been derived from our financial statements audited by KPMG LLP, independent auditors. Our financial statements and the report thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with our financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7.

                                                                                 Fiscal Year Ended April 30,
                                                                      ---------------------------------------------------
                                                                        2001         2000      1999      1998      1997
                                                                      --------      -------   -------   -------   -------
Statement of Earnings Data:
 Sales............................................................    $157,483      172,114   163,444   185,077   170,865
 Cost of sales....................................................     132,039      133,273   125,013   148,496   140,234
                                                                      --------      -------   -------   -------   -------
 Gross profit.....................................................      25,444       38,841    38,431    36,581    30,631
 Selling, general and administrative expense......................      14,763       15,083    14,470    13,006    11,923
 Depreciation and amortization....................................       8,446        8,343     7,726     7,112     6,775
 Postretirement benefit expense other
   than pensions..................................................       2,686        2,302     2,411     2,681     2,353
 Restructuring charge [a].........................................           -            -         -         -     1,320
 Litigation Settlement [b]........................................           -       (2,379)   (2,256)        -         -
                                                                      --------      -------   -------   -------   -------
 Operating income (loss)..........................................        (451)      15,492    16,080    13,782     8,260
 Interest expense.................................................     (16,919)     (15,167)  (14,599)  (12,300)  (11,769)
 Other income (expense)...........................................         (36)        (132)       15      (180)        -
                                                                      --------      -------   -------   -------   -------
 Income (loss) before income taxes and
   extraordinary item.............................................     (17,406)         193     1,496     1,302    (3,509)
 Income tax (expense) benefit.....................................      (7,400)           -         -       495         -
                                                                      --------      -------   -------   -------   -------
 Income (loss) from continuing operations.........................     (24,806)         193     1,496     1,797    (3,509)
 Extraordinary item - loss on retirement of
   long-term debt, net of income tax benefit of
   $0 in 1998 [c].................................................           -            -         -    (8,023)        -
                                                                      --------      -------   -------   -------   -------

 Net income (loss)................................................    $(24,806)         193     1,496    (6,226)   (3,509)
                                                                      --------      -------   -------   -------   -------

Dividends per common share........................................    $      -          .71         -      2.80         -

Balance Sheet Data (at end of period):
 Total assets.....................................................    $138,238      160,453   152,561   143,618   136,627
 Long-term debt (including current portion).......................     146,270      132,742   125,595   114,384    96,550
 Stockholders' equity (deficit)...................................     (49,189)     (19,213)  (13,197)  (14,126)    2,156

Other Data:
 Capital expenditures.............................................    $  5,871        5,668     6,248     9,023     3,695
 Net tons shipped.................................................     442,228      469,429   420,353   490,128   473,755
 Average price per ton shipped....................................    $    356          367       389       378       361
 Average production cost per ton shipped..........................         299          284       297       303       296
 Number of active employees at end of period......................         610          690       673       623       670
 Ratio of earnings to fixed charges [d]...........................           -         1.01      1.10      1.10         -

--------------------

[a] A restructuring charge of $1.3 million was recognized in fiscal year 1997 as a result of early retirement incentives included in a collective bargaining agreement and salaried workforce reductions in Sand Springs.

[b] Litigation settlement income of $2.4 million in fiscal 2000 and $2.3 million in fiscal 1999 was recorded as a result of a lawsuit against certain graphite electrode manufacturers.

[c] Extraordinary loss of $8.0 million was recorded in fiscal 1998 related to the First Mortgage Note offering. The extraordinary charge related to a redemption premium, unamortized discount and debt issue costs associated with the retirement of our old First Mortgage Notes that were due in fiscal 2001.

[d] Ratio of earnings to fixed charges is defined as income before income taxes and extraordinary item plus amortization of debt issuance cost and interest expense divided by the sum of interest expense plus amortization of debt issuance costs. Earnings of approximately ($17,406) in fiscal 2001 and ($3,509) in fiscal 1997 were insufficient to cover fixed charges.

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

  The following table provides information regarding the historical results of operations (in thousands):


                                                                 Fiscal Year Ended April 30,
                                         --------------------------------------------------------------------------
                                                  2001                      2000                      1999
                                         ----------------------    ----------------------    ----------------------
Operating Results:                       Net Sales   % of Sales    Net Sales   % of Sales    Net Sales   % of Sales
                                         ---------   ----------    ---------   ----------    ---------   ----------

Sales                                      157,483      100.0%       172,114      100.0%       163,444      100.0%
Cost of sales                              132,039       83.8%       133,273       77.4%       125,013       76.5%
                                           -------                   -------                   -------

     Gross profit                           25,444       16.2%        38,841       22.6%        38,431       23.5%

Selling and administrative                  14,763        9.4%        15,083        8.8%        14,470        8.9%
Depreciation and amortization                8,446        5.4%         8,343        4.8%         7,726        4.7%
Postretirement benefit expense               2,686        1.7%         2,302        1.3%         2,411        1.5%
Litigation settlement                            -          -         (2,379)      (1.4%)       (2,256)      (1.4%)
                                           -------                   -------                   -------

     Operating income(loss)                   (451)      (.30%)       15,492        9.0%        16,080        9.8%

Interest expense, net                      (16,919)     (10.7%)      (15,167)      (8.8%)      (14,599)      (8.9%)
Other (Expense)income                          (36)      (0.0%)         (132)      (0.0%)           15        0.0%
                                           -------                   -------                   -------
     Income from operations
      before taxes                         (17,406)     (11.0%)          193       0.11%         1,496        0.9%

Income tax benefit (expense)                (7,400)      (4.7%)            -          -              -          -
                                           -------                   -------                   -------

     Net income (loss)
                                           (24,806)     (15.8%)          193       0.11%         1,496        0.9%
                                           =======                   =======                   =======

The following table provides information regarding the historical shipment levels and average selling prices per ton:


                                                                      Fiscal Year Ended April 30,
                                                                   --------------------------------------------
                                                                     2001              2000               1999
                                                                   -------           -------            -------
Tons shipped:
Hot Rolled Bars                                                    154,046           164,407            154,397
Rebar                                                              178,655           189,434            171,075
Fabricated Products                                                 66,030            73,012             63,757
                                                                   -------           -------            -------
Total finished products                                            398,731           426,853            389,229
Billets                                                             43,497            42,576             31,124
                                                                   -------           -------            -------
Total tons shipped                                                 442,228           469,429            420,353
                                                                   =======           =======            =======

Average price per ton shipped                                          356               367                389
Average production cost per ton                                        299               284                297

Results of Operations

Fiscal 2001 As Compared To Fiscal 2000

     Sales.   Sales in fiscal 2001 were approximately $14.6 million or 8.5% less than sales in fiscal 2000. Demand dropped to very low levels coupled with the inventory reduction, harsh winter weather, holiday outages, and unprecedented levels of subsidized imports. As summarized below, shipments and pricing generally decreased in comparison to the prior year:

 . Our shipments of hot rolled bar from Sand Springs increased 21% compared to fiscal 2000. The Sand Springs mill increased production of hot rolled bar products and experienced higher productivity rates than in the prior year contributing to the increased sales volume. The increase in tonnage shipped by Sand Springs did not offset the decrease at Joliet. Shipments of our hot rolled bar products in Joliet have been impacted by market conditions with shipments decreasing 21% while pricing remained constant. We have seen improvement in hot rolled bar sales that support certain industries such as oil field equipment; however, agricultural equipment sales continue to lag.

 . In comparison to Fiscal 2000, rebar shipments decreased 6% and pricing decreased 3%. Shipments decreased due to heavy rainfall in November and record-breaking snowfall in December. Rebar shipments are very sensitive to rainy and cold weather conditions. The weak shipments do not reflect shipments lost, but shipments delayed.

 . Although not as significant, rebar imports impacted our sales and pricing of twenty-foot no-grade rebar.

 . Our shipments of fabricated products decreased 10% while pricing remained constant compared to fiscal 2000. Shipments of fence posts have been impacted by a slow down in the farm economy.

  Cost of Sales and Expenses. Average product costs increased to $299 in fiscal 2001 from $284 in fiscal 2000 due primarily to increases in energy costs and reduced operations due to weak shipments and our efforts to reduce inventories along with a one-week outage in the Sand Springs mill and two weeks in the Joliet rolling mill. Reduced production means we have fewer tons of production to spread fixed or semi-fixed costs, increasing costs per ton.

  Selling, general and administrative expenses decreased over the prior fiscal year due primarily to employment costs.

  Depreciation increased because of additional capital expenditures primarily in Sand Springs. Amortization increased compared to the prior year due to increased amortization of intangible assets associated with the operating lease for the reheat furnace.

  During fiscal 2000, we were party to a lawsuit with several other steel manufacturers against certain manufacturers of graphite electrodes related to price fixing within the electrode industry. We received approximately $2.4 million related to the settlements reached fiscal year 2000 with certain of the defendants.

  Interest expense increased due to the level of outstanding debt during the fiscal year. Additions to debt were due to operating losses and capital expenditure requirements.

  The Company has incurred losses, in the current and prior years. Considering these losses, the Company increased its valuation allowance to $20.8 million relating to the net deferred tax assets. The Company will evaluate the possible realization of its net deferred tax assets upon its return to profitability.

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

  During fiscal 1999 and 2000, we were party to a lawsuit with several other steel manufacturers against certain manufacturers of graphite electrodes related to price fixing within the electrode industry. We received approximately $2.4 million related to the settlements reached this fiscal year ($2.3 million in fiscal 1999) with certain of the defendants.

  Interest expense increased due to the level of outstanding debt during the fiscal year. Additions to debt were due to working capital and capital expenditure requirements.

Liquidity and Capital Resources

  As of April 30, 2001, we had long-term indebtedness of $146.3 million and approximately $7.4 million of additional borrowing availability under our revolving credit agreements. The Company's current liquidity requirements include working capital needs, cash for debt service and capital expenditures. The Company intends to finance its current operations and investing activities with cash from operations and borrowing under its revolving credit agreements. As discussed under the section "Liquidity", the Company is in violation of certain restrictive covenants under its revolving credit agreements as of April 30, 2001. If these agreements are withdrawn by the lenders or subjected to forbearance agreements, the Company's liquidity and capital resources could be materially adversely affected.

  Borrowings under our revolving credit agreements bear interest at a floating rate. To the extent that interest rates increase or decrease, and to the extent that amounts outstanding under the revolving credit agreements increase or decrease, there will be corresponding increases in our interest obligations. In addition to borrowings under the revolving credit agreements, we have historically used cash flow from operations and equipment financing agreements to fund our investing activities, including capital expenditures.

Cash Flow Analysis

Fiscal 2001 As Compared To Fiscal 2000

  Cash flow used by operating activities was $2.0 million in fiscal 2001, compared with cash flow provided in operating activities of $4.9 million in fiscal 2000. Cash used by operations was negatively impacted by fiscal 2001 net loss.

  In fiscal 2000, we entered into a $10.0 million operating lease for a new reheat furnace for the Sand Springs rolling mill. The lease term is approximately six years and contains an option to purchase the equipment at fair market value at the end of the lease term.

  Earnings before interest, taxes, depreciation, amortization, extraordinary item and the non-cash portion of the post-retirement expense (EBITDA) was approximately $9.6 million at April 30, 2001 as compared to $22.4 million in the prior year. We have excluded the electrode litigation settlement in all EBITDA calculations. We believe that EBITDA is a valuable measure of our operating cash flow and we consider it an indicator of our ability to meet interest payments and fund capital expenditures. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles and EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements. We exclude restructuring expense, extraordinary items and gain or loss on retirements from EBITDA due to the non-recurring nature of these items.

  Cash used in investing activities in fiscal 2001 was $5.9 million consisting of capital improvements. Capital expenditures consisted of normal capital projects to sustain and improve existing operations. Cash flow provided by financing activities consisted of increased borrowings under the revolving credit agreement offset by debt payments, and repurchase of common stock.

Fiscal 2000 As Compared To Fiscal 1999

  Cash flow provided by operating activities was $4.9 million in fiscal 2000, compared with cash flow used in operating activities of $3.7 million in fiscal 1999. Cash provided by operations was negatively impacted in the prior year by payments made on the shear line project. In addition, raw material pricing increased accounts payable balances at fiscal 2000 year-end.

  Cash used in investing activities in fiscal 1999 was $8.9 million, consisting principally of the purchase of Wellington of $2.6 million and capital improvements of $6.2 million including $0.7 million related to last years Shear Line Project. In fiscal 1999, cash provided by financing activities consisted of increases in the revolving line of credit, proceeds from equipment financing and the debt related to the purchase of Wellington. Cash used in financing activities included payments on the revolving credit facilities and other equipment loans and the repurchase of common stock.

Liquidity

     Recent Developments. As a result of the significant loss in the current year, the Company was unable to meet certain restrictive covenants under its revolving credit agreements. On July 17, 2001, we received a letter from State Street Bank and Trust Co. as Trustee that served as notice to us of the occurrence and continuance of an event of default with respect to the First Mortgage Notes due 2005. The existence and continuance of this event of default permits the Trustee or the holders of at least 25% in principal amount of the outstanding notes to declare the entire unpaid principal, interest and other amounts payable on the notes to be immediately due and payable. Further, the letter states that the Trustee's acceptance of our partial payment of the overdue interest on July 2, 2001 does not constitute a waiver by the Trustee of any such event of default.

  On July 27, 2001, we entered into a forbearance agreement with Bank of America that provides for a limited continuation of our line of credit through August 31, 2001. The revised line of credit is capped at $35 million among other limitations. We have no assurance that the terms of the forbearance agreement will be extended beyond August 31, 2001. The Company is currently pursuing alternative financing agreements.

  The Company did not have sufficient cash and borrowing availability at May 31, 2001 in order to pay its semi-annual interest payment due under the First Mortgage Notes due 2005 as required. Upon expiration of the 30-day grace period provided in the indenture, the Company decided to make a payment of 1/6th, or $1.05 million, of the amount due. Management believes that such decision preserves the liquidity in the Company and allows it to continue to carry on normal operations and customer support while it pursues a restructuring of the First Mortgage Notes. Despite the partial interest payment, the Company is in default of its First Mortgage Notes as of July 3, 2001.

  The Company has retained financial and legal advisors to assist it in reviewing financial alternatives available to the Company, including without limitation, a possible debt restructuring. The Company and the holders of the First Mortgage Notes have commended discussion, which the Company believes will result in an agreement with those holders that will lead to a restructuring. When achieved, the restructuring will result in a balance sheet that will better support the implementation of Sheffield's short and long-range goals.

  There can be no assurance that a restructuring is possible or that it will be successful in addressing the Company's liquidity and capital resource needs.
The Company's failure to achieve its cost reduction initiatives or improve operating performance could also have a material adverse effect on the financial results or liquidity of the Company in the future. In addition, external factors affect the Company's market and related production costs. Unfavorable price movements for outside purchases of scrap, energy, among other, could also have a material adverse effect on the financial results or liquidity of the Company.

  The accompanying financial statements have been prepared assuming that Sheffield Steel will continue as a going concern. As more fully described in
Note 14, the Company has incurred recurring significant losses in fiscal 2001 and subsequent to year end was unable to meet its debt service obligations when due. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described under the heading "Description of the Company and Liquidity" contained in Note 14. The financial statements do not include any adjustments to reflect the possible future effects on the recover-ability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Compliance with Environmental Laws and Regulations

  We are subject to a broad range of federal, state and local environmental regulations and requirements, including those governing air emissions and discharges into water, and the handling and disposal of solid and/or hazardous wastes. As part of the normal course of business, we incur expenses, primarily for the disposal of bag house dust generated in the melt shop, to comply with these regulations and requirements. Expenses were approximately $1.9 million in fiscal 2001, $2.0 million in fiscal 2000, and $2.2 million in fiscal 1999. Capital expenditures incurred to comply with these requirements were approximately $155 thousand in fiscal 2001and $205 thousand in fiscal 2000. In addition, in the event that we release a hazardous substance, we could be responsible for the remediation of contamination associated with such a release. We believe that we are currently in substantial compliance with all known material and applicable environmental regulations.

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

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133 requires an entity to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the entity's rights or obligations under the applicable derivative contract. The recognition of changes in fair value of a derivative that affect the income statement will depend on the intended use of the derivative.

  If the derivative does not qualify as a hedging instrument, the gain or loss on the derivative will be recognized currently in earnings. If the derivative qualifies for special hedge accounting, the gain or loss on the derivative will either (1) be recognized in income along with an offsetting adjustment to the basis of the item being hedged or (2) be deferred in other comprehensive income and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. SFAS 133 was amended by Statement of Financial Accounting Standards No. 138 ("SFAS 138") in June 2000 that amended the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. SFAS 138 also amended SFAS 133 for decisions made by the FASB relating to the Derivatives Implementation Group process. The Company has completed its analysis of Statement 133 and does not expect adoption as of May 1, 2001 to have a material effect on results of operations or financial position.

  In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

  The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and
Statement 142 effective January 1, 2002.*   Furthermore, any goodwill and any
intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

  Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

  In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be
measured as of the date of adoption.   This second step is required to be
completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

  Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
--------  -----------------------------------------------
          MARKET RISK
          -----------

  Our earnings are affected by changes in interest rates (primarily the prime rate). At April 30, 2001, we had approximately $36.3 million of long-term debt with variable rates. Interest risk can be estimated by measuring the impact of a 10% increase in interest rates. We would incur an additional $328 thousand of interest expense per year on our variable rate borrowing if our debt levels remained approximately the same as at April 30, 2001. Because we experience changes in our debt levels due to operating requirements or changes in the general economic environment that we are unable to predict, this estimate assumes no changes in our financial structure.

  The fair value of the First Mortgage Notes at April 30, 2001, based on currently offered market price was $38 million verses a carrying value of approximately $110 million.

ITEM 8. FINANCIAL STATEMENTS
----------------------------

                          Independent Auditors' Report



The Board of Directors and Stockholders
Sheffield Steel Corporation:


We have audited the accompanying consolidated balance sheets of Sheffield Steel Corporation and subsidiaries as of April 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the three-year period ended April 30, 2001. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the index at Item 14(a)2. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sheffield Steel Corporation and subsidiaries at April 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered significant losses from operations in the current year and subsequent to year-end was in default under its first mortgage note agreement which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              /s/ KPMG LLP

Tulsa, Oklahoma
July 16, 2001

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets
                  (In thousands, except share and share data)

                                                                                       April 30,
                                                                              ----------------------
                Assets                                                         2001             2000
                ------                                                         ----             ----
Current assets:
 Cash and cash equivalents                                                   $    181                79
 Accounts receivable, less allowance for doubtful accounts of
   $541 at April 30, 2001 and 2000, respectively                               22,531            25,320
 Inventories                                                                   39,910            49,333
 Prepaid expenses and other                                                     1,144             1,375
 Deferred income taxes                                                              -             3,352
                                                                             --------           -------
       Total current assets                                                    63,766            79,459

Property, plant and equipment, net                                             64,296            66,245
Property held for sale                                                              -               139
Intangible asset, less accumulated amortization of $4,190
  and $3,204 in 2001 and 2000, respectively                                     8,790             9,346
Other assets                                                                      886               716
Receivable from parent, less valuation allowance of $2,205
  at April 30, 2001                                                               500             2,705
Deferred income taxes                                                               -             1,843
                                                                             --------           -------
                                                                             $138,238           160,453
                                                                             ========           =======
          Liabilities and Stockholders' Deficit
          -------------------------------------

Current liabilities:
 Current portion of long-term debt                                           $ 34,886             2,607
 Accounts payable                                                              12,538            20,645
 Accrued interest payable                                                       5,444             5,385
 Accrued liabilities                                                            6,374             6,701
 Due to affiliated company                                                          -                77
                                                                             --------           -------
       Total current liabilities                                               59,242            35,415

Long-term debt, excluding current portion                                     111,384           130,135
Accrued postretirement benefit costs                                           14,426            13,374
Other liabilities                                                               2,375               742
                                                                             --------           -------
       Total liabilities                                                      187,427           179,666
                                                                             --------           -------
Stockholders' deficit:
 Common stock, $.01 par value, authorized 10,000,000
  shares, issued and outstanding 3,408,675 and
  3,458,828  at April 30, 2001 and 2000, respectively                              34                35
 Additional paid-in capital                                                         -                 -
 Retained deficit                                                             (48,093)          (18,141)
                                                                             --------           -------
       Total stockholders' deficit                                            (48,059)          (18,106)
    Less loans to stockholders                                                  1,130             1,107
                                                                             --------           -------
                                                                              (49,189)          (19,213)
Commitments and contingencies
                                                                             --------           -------
                                                                             $138,238           160,453
                                                                             ========           =======

See accompanying notes to consolidated financial statements.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                 (In thousands)

                                                                             Year Ended April 30,
                                                                   --------------------------------------------
                                                                     2001              2000              1999
                                                                     ----              ----              ----
Sales                                                              $157,483           172,114           163,444
Cost of sales                                                       132,039           133,273           125,013
                                                                   --------           -------           -------

       Gross profit                                                  25,444            38,841            38,431

Selling, general and administrative expense                          14,763            15,083            14,470
Depreciation and amortization expense                                 8,446             8,343             7,726
Postretirement benefit expense other than pensions                    2,686             2,302             2,411
Litigation settlement                                                     -            (2,379)           (2,256)
                                                                   --------           -------           -------
       Operating income (loss)                                         (451)           15,492            16,080
                                                                   --------           -------           -------
Other (expense) income:
 Interest expense, net                                              (16,919)          (15,167)          (14,599)
 Other                                                                  (36)             (132)               15
                                                                   --------           -------           -------
                                                                    (16,955)          (15,299)          (14,584)
                                                                   --------           -------           -------
       Income (loss) from operations before
          income taxes                                              (17,406)              193             1,496

Income tax expense                                                   (7,400)                -                 -
                                                                   --------           -------           -------
       Net income (loss)                                           $(24,806)              193             1,496
                                                                   ========           =======           =======


See accompanying notes to consolidated financial statements.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Deficit
                       (In thousands, except share data)

                                                                           Year Ended April 30,
                                                                   -------------------------------------
                                                                   2001             2000            1999
                                                                   ----             ----            ----
Common stock:
  Balance at beginning of year                                 $     35              35                36
  Common stock retired (202,028,118,112 and 161,450
   shares in 2001, 2000 and 2001 respectively)                       (2)             (1)               (2)

  Stock options exercised (151,875,117,640 and
   50,625 shares in 2001, 2000 and 1999 respectively)                 1               1                 1
                                                               --------         -------           -------
  Balance at end of year                                             34              35                35
                                                               ========         =======           =======
Additional paid-in capital:
  Balance at beginning of year                                        -           2,024             2,536
  Common stock retired                                            (1123)         (2,934)             (886)
  Stock options exercised                                          1123             910               374
                                                               --------         -------           -------
  Balance at end of year                                              -               -             2,024
                                                               ========         =======           =======
Retained earnings (deficit):
  Balance at beginning of year                                  (18,141)        (14,202)          (15,698)
  Net income (loss)                                             (24,806)            193             1,496
  Common stock retired                                           (5,146)         (1,632)                -
  Dividends                                                           -          (2,500)                -
                                                               --------         -------           -------
  Balance at end of year                                       $(48,093)        (18,141)          (14,202)
                                                               ========         =======           =======


See accompanying notes to consolidated financial statements.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                Year Ended April 30,
                                                                      ---------------------------------------
                                                                       2001              2000            1999
                                                                       ----              ----            ----
Cash flows from operating activities:
 Net income (loss)                                                  $(24,806)             193           1,496
 Adjustments to reconcile net income (loss) to net cash
   Provided by (used in) operating activities:
     Depreciation and amortization                                     8,772            8,670           8,052
     Loss (gain) on sale or retirement of assets                          30              124             (15)
     Accrual of postretirement benefits other than
      pensions, net of cash paid                                       1,052              999           1,392
     Deferred income taxes                                             7,400             (130)            (80)
     Changes in assets and liabilities, net of effects
       of acquisition of business:
      Accounts receivable                                              2,789           (5,260)          1,520
      Inventories                                                      9,423           (5,299)        (10,065)
      Prepaid expenses and other                                         231              267            (241)
      Other assets                                                       (54)            (493)           (441)
      Accounts payable                                                (8,107)           5,842          (5,610)
      Accrued interest payable                                            59               23             211
      Accrued liabilities                                               (327)             129             122
      Due to affiliated company                                          (77)               2             (10)
      Other liabilities                                                1,634             (140)            (13)
                                                                    --------           ------         -------
          Net cash provided by (used in) operating
            activities                                                (1,981)           4,927          (3,682)
                                                                    --------           ------         -------
Cash flows from investing activities:
 Capital expenditures                                                 (5,871)          (5,668)         (6,248)
 Acquisition of business, net of cash acquired                             -                -          (2,635)
 Proceeds from sale of equipment                                           -              212              18
                                                                    --------           ------         -------
          Net cash used in investing activities                       (5,871)          (5,456)         (8,865)
                                                                    --------           ------         -------

                                                                     (Continued)

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                                 (In thousands)

                                                                              Year Ended April 30,
                                                                      --------------------------------------
                                                                         2001          2000            1999
                                                                         ----          ----            ----
Cash flows from financing activities:
 Net increase (decrease) under revolving lines of credit              $15,839          8,567           6,875
 Proceeds from issuance of long-term debt                                   -          1,500           7,091
 Repayment of long-term debt                                           (2,310)        (2,920)         (2,990)
 Payment of debt issuance costs                                          (428)          (308)            (45)
 Dividends paid                                                             -         (2,500)              -
 Payments to retire stock                                              (6,271)        (4,567)           (888)
 Stock Options exercised                                                1,124            750               -
                                                                      -------         ------          ------
        Net cash provided by financing activities                       7,954            522          10,043
                                                                      -------         ------          ------
Net (decrease) increase in cash and cash equivalents                      102             (7)         (2,504)

Cash and cash equivalents at beginning of year                             79             86           2,590
                                                                      -------         ------          ------
Cash and cash equivalents at end of year                              $   181             79              86
                                                                      =======         ======          ======

Supplemental Disclosure of Cash Flow Information
------------------------------------------------
Cash paid during the year for:
 Interest                                                             $16,534         14,820          14,062
                                                                      =======         ======          ======
 Income taxes                                                         $    17            143              80
                                                                      =======         ======          ======
Noncash items:
 Change in unfunded accumulated benefit obligation
   included in other assets and other liabilities                     $   215           (206)            206
                                                                      =======         ======          ======


See accompanying notes to consolidated financial statements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         April 30, 2001, 2000 and 1999
                       (In thousands, except share data)

(1)  Summary of Significant Accounting Policies

Organization and Nature of Business

The consolidated financial statements of Sheffield Steel Corporation (the Company, which may be referred to as we, us or our) include the accounts of its divisions, Sheffield Steel-Sand Springs (Sand Springs), Sheffield Steel-Kansas City (Kansas City), and Sheffield Steel-Joliet (Joliet) and its wholly owned subsidiaries, Waddell's Rebar Fabricators, Inc. (Waddell), Wellington Industries, Inc. (Wellington) and Sand Springs Railway Company (the Railway). HMK Enterprises, Inc. (HMK) owns approximately 95% of our currently issued and outstanding common stock. All material intercompany transactions and balances have been eliminated in consolidation.

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

Property, Plant and Equipment

Property, plant and equipment, which includes assets under capitalized leases, is stated at cost. Depreciation and amortization is provided over the estimated useful lives of the individual assets using the straight-line method. Significant renewals and betterments are capitalized; costs of maintenance and repairs are charged to expense as incurred.

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

Revenue Recognition

Revenues from sales are recognized when products are shipped to customers, except the Railway, which recognizes revenues when services are performed.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported. We believe that these estimates are reasonable and proper; however, actual results could differ from our estimates.

Stock Option Plan

We adopted SFAS No. 123, "Accounting for Stock-Based Compensation" which permits, but does not require, a fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows companies to continue applying the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees"; however, such companies are required to disclose pro forma net income and earnings per share as if the fair value based method had been applied. We have elected to continue to apply the provisions of APB Opinion No. 25 for purposes of computing compensation expense and we have provided the pro forma disclosure provisions of SFAS No. 123 herein.

Segment Information

We operate in a single operating segment providing steel products and services to the steel manufacturing and fabricating industry. We had sales of $157,483 in 2001, of which $156,316 was sales in the United States and $1,167 was sales outside the United States. We sell our products in the United States and internationally through our own sales force and to a limited extent, sales agencies. Our assets are all located in the United States. We have one customer that accounted for approximately 13% of sales in 2001 and 14% of sales in 2000 and 1999. This same customer accounted for 12% of trade accounts receivable in 2001 and 2000.

(2)  Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of cash and cash equivalents, trade accounts receivable and trade accounts payable approximates the fair value because of the short maturity of those instruments. The carrying amounts of notes payable to banks and equipment financing companies (see Note 5) approximates the fair value due to these debt instruments having variable interest rates similar to those that are currently available to us. The fair value of the first mortgage notes (see Note
5) at April 30, 2001, based on the currently offered market price, is approximately $37,950 ($91,300 at April 30th, 2000) versus a carrying value of approximately $110,000.

(3)  Inventories

The components of inventories are as follows:

                                                         April 30,
                                                  ---------------------
                                                   2001           2000
                                                   ----           ----
Raw materials and storeroom supplies              $ 9,652        11,419
Work in process                                    11,838        16,357
Finished goods                                     18,420        21,557
                                                  -------        ------
                                                  $39,910        49,333
                                                  =======        ======

(4)  Property, Plant and Equipment

The components of property, plant and equipment are as follows:

                                                                           April 30,
                                                                    ------------------------
                                                                      2001            2000
                                                                    --------         -------
Land and buildings                                                 $ 18,547          18,510
Machinery and equipment                                             113,742         109,916
Roadbed and improvements                                              5,832           5,674
Construction in process                                               3,224           2,348
                                                                   --------         -------
                                                                    141,345         136,448
Less accumulated depreciation and amortization                       77,049          70,203
                                                                   --------         -------
                                                                   $ 64,296          66,245
                                                                   ========         =======

Depreciation and amortization of property, plant and equipment charged to operations was $7,786 in 2001, $7,697 in 2000 and $7,119 in 1999.

The range of estimated useful lives for determining depreciation and amortization of the major classes of assets are:

                 Buildings                   5-25 years
                 Machinery and equipment     3-25 years
                 Roadbed and improvements    3-40 years

(5)  Long-term Debt

Long-term debt is comprised of the following:

                                                                           April 30,
                                                                   -------------------------
                                                                     2001            2000
                                                                   --------         -------
First mortgage notes [a]                                           $110,000         110,000
Revolving credit agreement [b]                                       30,811          15,380
Railway term loan [c]                                                 1,500           2,000
Railway revolving credit agreement [c]                                  718              92
Equipment notes [d]                                                   2,503           3,543
Notes payable [e]                                                       738           1,727
                                                                   --------         -------
                                                                    146,270         132,742
Less current portion                                                 34,886           2,607
                                                                   --------         -------
                                                                   $111,384         130,135
                                                                   ========         =======

[a] On November 26, 1997, we issued $110,000 of 11.5% First Mortgage Notes due 2005. Interest on the First Mortgage Notes is payable semi-annually on June 1st and December 1st of each year at the rate of 11.5% per year. The First Mortgage Notes are secured by a first priority lien on substantially all existing and future real property and equipment. We are subject to certain covenants including certain limitations on additional indebtedness and restricted payments, such as dividends and purchases of stock. See note
     (14) liquidity and going concern.

[b] The revolving credit agreement with a bank provides for maximum borrowings of $35,000 based on a percentage of eligible accounts receivable and inventory, of which approximately $7,400 was available as of April 30, 2001. Borrowings are secured by a first priority lien on inventory and accounts receivable. Interest is computed at prime plus a variable margin (based on the achievement of certain interest coverage ratios) from 0% to 1 1/2% and is payable monthly. At April 30, 2001, the interest rate was 7.5% (prime). An annual commitment fee of .5% is charged on the unused portion of the revolving credit agreement. The agreement will continue through July 31, 2003 and thereafter on a year-to-year basis until terminated by the lender or us. At April 30, 2001, the Company was in violation of certain restrictive covenants under its revolving credit agreement. The creditors did not waive the default and, accordingly, all such borrowings are classified as current in the accompanying consolidated balance sheet. On July 27, 2001, we entered into a forbearance agreement with Bank of America that provides for a limited continuation of our line of credit through August 31, 2001. The revised line of credit is capped at $35 million among other limitations. The Company is currently pursuing alternative financing agreements.

[c] The Railway credit agreement with a bank is comprised of two notes; a $2,000 term loan with $500 principal payments each year with the final payment on February 4, 2004, and a $1,000 line of credit maturing February 1, 2002. All of the assets and capital stock of the Railway secure the notes. Interest is computed at prime plus 3/4% and is payable quarterly. At April 30, 2001, the interest rate was 8.25%. At April 30, 2001, the Company was in violation of certain restrictive covenants under the Railway credit agreement. The creditors did not waive the default and, accordingly, all such borrowings are classified as current in the accompanying consolidated balance sheet.

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

The aggregate maturities of long-term debt for the years ended April 30, are as follows:

         2002                                            $ 34,886
         2003                                                 401
         2004                                                 765
         2005                                                 218
         2006                                                   -
         Thereafter                                       110,000
                                                         --------
            Total Maturities                             $146,270
                                                         ========

Interest costs were $16,919 in 2001, $15,167 in 2000 and $14,599 in 1999.
Various agreements contain restrictive covenants including limitations on additional borrowings, dividends and other distributions and the retirement of stock. Additionally, certain agreements require maintenance of specified performance ratios. In the event of default of the restrictive covenants or failure to maintain the specified performance measures, the lender may withdraw the credit agreements.

(6)  Income Taxes

Income tax benefit for the years ended April 30, 2001, 2000, and 1999 consists of:

                                                                Current          Deferred         Total
                                                                -------          --------         -----
Year ended April 30, 2001:
  U.S. federal tax benefit (expense)                             $   -            (8,425)          $(8,425)
  State tax benefit (expense)                                        -             1,025             1,025
                                                                 -----            ------           -------
                                                                 $   -            (7,400)          $(7,400)
                                                                 =====            ======           =======
Year ended April 30, 2000:
  U.S. federal tax benefit (expense)                             $(130)              130           $     -
  State tax benefit (expense)                                        -                 -                 -
                                                                 -----            ------           -------
                                                                 $(130)              130           $     -
                                                                 =====            ======
Year ended April 30, 1999:
  U.S. federal tax benefit (expense)                             $ (80)               80           $     -
  State tax benefit (expense)                                        -                 -                 -
                                                                 -----            ------           -------
                                                                 $ (80)               80           $     -
                                                                 =====            ======           =======

Income taxes attributable to operations differed from the amounts computed by applying the U.S. federal income tax rate of 34% as a result of the following:

                                                                              Year Ended April 30,
                                                                   -----------------------------------------
                                                                     2001             2000            1999
                                                                   --------         --------         -------
Computed "expected" tax benefit (expense)                          $  5,918             (66)          (509)
State income taxes, net of federal benefit                              677              (8)           (60)
Change in valuation allowance                                       (13,801)           (290)          (429)
Utilization of net operating loss carryforwards                           -               -          1,026
Other, net                                                             (194)            364            (28)
                                                                   --------            ----          -----
                                                                   $ (7,400)              -              -
                                                                   ========            ====          =====

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                                       April 30,
                                                                                 -----------------------
                                                                                   2001           2000
                                                                                 --------        -------
Deductible temporary differences:
   Inventories                                                                   $  1,235          1,371
   Allowance for doubtful accounts                                                    205            250
   Accrued liabilities not deductible until paid                                    1,406          1,602
   Postretirement benefit costs                                                     5,482          5,082
   Restructuring charge                                                                 -            514
   Net operating loss carryforwards                                                20,211         13,190
   Alternative minimum tax credit carryforwards                                     1,142          1,142
   Investment tax credit carryforwards                                              3,178          3,580
                                                                                 --------       --------
                                                                                   32,859         26,731
   Less valuation allowance                                                        20,772          9,176
                                                                                 --------       --------
                                                                                   12,087         17,555
Taxable temporary difference - plant and equipment                                (12,087)       (12,360)
                                                                                 --------       --------
         Net deferred tax asset                                                  $      -          5,195
                                                                                 ========       ========

At April 30, 2001, we had available net operating loss (NOL) carryforwards for regular federal tax purposes of approximately $52,655 which will expire as follows: $3,267 in 2007, $4,249 in 2008, $5,764 in 2009, $7,447 in 2011, $6,264
in 2012, $7,754 in 2013, $357 in 2015 and $17,553 in 2016.  We have investment tax credit carryforwards of $36 for federal tax purposes and $3,178 for state tax purposes. We have fully reserved for the investment tax credit carryforwards as it is likely that they will not be utilized prior to their expiration. The credits expire in various periods through 2007. We also have available $1,142 of alternative minimum tax (AMT) credit carryforwards which may be used indefinitely to reduce future federal regular income tax obligations.
Of the amounts noted above, approximately $810 of NOL carryforwards and $152 of investment tax credit carryforwards were added due to the purchase of Wellington and can only be used if Wellington has taxable income; these amounts were fully
reserved at the date of acquisition.   Future annual postretirement benefit
costs are expected to exceed deductible amounts for many years and it is anticipated that all of the deferred tax assets related thereto will be utilized as such amounts become deductible.

A valuation allowance is required when it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon future profitability. The Company has incurred losses in three of the last five years. Considering these losses and the events discussed at Note 14 - Liquidity and Going Concern, the Company has established a valuation allowance of $20.8 million relating to the deferred tax assets.

We have a receivable of $2,205 from HMK related to certain tax attributes allocated to us. Under an agreement with HMK, the receivable will be realized by reducing future income taxes otherwise payable to HMK among other methods. Given the amount of NOL carryforwards generated by the Company and the financial condition of the Company as discussed above, a valuation allowance was established against this receivable as it is more likely than not that this receivable will not be realized.

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

The following tables set forth the plan's benefit obligations, fair value of plan assets, and funded status at April 30, 2001 and 2000 as determined by an independent actuary:

                                                                    Pension Benefits                     Other Benefits
                                                               -------------------------           -------------------------
                                                                  2001            2000              2001              2000
                                                                -------          ------            ------            ------
Change in benefit obligation:
  Benefit obligation at beginning of year                       $26,273          28,289            17,902            21,013
  Service cost                                                      708             769               315               271
  Interest costs                                                  2,113           1,898             1,592             1,332
  Plan participants' contributions                                    -               -                 -                 -
  Amendments                                                          -             300            (1,520)                -
  Actuarial loss/(gain)                                           1,673          (3,288)            4,712            (3,412)
  Benefits paid                                                  (1,845)         (1,695)           (1,634)           (1,303)
                                                                -------          ------            ------            ------
     Benefit obligation at end of year                           28,922          26,273            21,367            17,901
                                                                -------          ------            ------            ------
Change in plan assets:
  Fair value of plan assets at beginning of year                 31,056          29,676                 -                 -
  Actual return on plan assets                                   (1,615)          2,763                 -                 -
  Employer contributions                                            709             312             1,633                 -
  Plan participants' contributions                                    -               -                 -                 -
  Benefits paid                                                  (1,845)         (1,695)           (1,633)                -
                                                                -------          ------           -------           -------
     Fair value of plan assets at end of year                    28,305          31,056                 -                 -
                                                                -------          ------           -------           -------
Funded status                                                      (616)          4,783           (21,367)          (17,901)
  Unrecognized actuarial loss                                      (341)         (6,575)           (8,873)          (14,124)
  Unrecognized prior service cost                                   831             927                 -                 -
  Unrecognized transition obligation/(asset)                        525           1,047            15,814            18,651
                                                                -------          ------           -------           -------
     Net amount recognized                                      $   399             182           (14,426)          (13,374)
                                                                =======          ======           =======           =======
Amount recognized in the statement of
 Financial position consist of:
  Prepaid/(accrued) benefit cost                                $   399             182           (14,426)          (13,374)
  Accrued benefit liability                                        (215)              -                 -                 -
  Intangible asset                                                  215               -                 -                 -
  Accumulated other comprehensive income                              -               -                 -                 -
                                                                -------          ------           -------           -------
     Net amount recognized                                      $   399             182           (14,426)          (13,374)
                                                                =======          ======           =======           =======
Weighted-average assumptions as of
April 30:
Discount rate                                                      7.75%           8.00%             7.75%             8.00%
Rate of compensation increase                                       0-4%            0-4%                -                 -
Expected rate of return on plan assets                             9.00%           9.00%                -                 -

For measurement purposes, the medical trend rates used for HMO and PPO/indemnity plans were 5.6% and 8.00%, respectively. The medical and HMO trend rates are assumed to decrease gradually to 5.0% by 2005 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported.

The following table presents the components of the net periodic benefit cost:

                                                                    Pension Benefits                     Other Benefits
                                                               -------------------------             -----------------------
                                                                 2001              2000              2001              2000
                                                               -------            ------             -----             -----
Components of net periodic benefit cost:
  Service cost                                                 $   708               769               315               271
  Interest cost                                                  2,113             1,899             1,592             1,332
  Expected (return)/loss on plan assets                         (2,757)           (2,601)                -                 -
  Amortization of unrecognized transition obligation               522               522             1,318             1,435
  Amortization of prior service cost                                96                61                 -                 -
  Recognized actuarial loss                                       (190)              (64)             (539)             (737)
                                                               -------            ------             -----             -----
     Net periodic benefit cost                                 $   492               586             2,686             2,301
                                                               =======            ======             =====             =====

At April 30, 1999, we had one pension plan that had a projected benefit obligation in excess of plan assets. For this plan, the projected benefit obligation was $3,659, the accumulated benefit obligation was $3,659, and the fair value of plan assets was $3,170. At April 30, 2000, there were no pension plans that had a projected benefit obligation in excess of plan assets. At April 30, 2001, we had two pension plans that had a projected benefit obligation in excess of plan assets. For these plans, the projected benefit obligations were $17,629 and $3,735, the accumulated benefit obligations were $16,110 and $3735, and the fair value of plan assets were $17,284 and $3,236.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                              1-Percentage-          1-Percentage-
                                                             Point Increase         Point Decrease
                                                          ---------------------  ---------------------
Effect of total of service and interest on cost                   $  279               $  (221)
 components
Effect on postretirement benefit obligation                       $2,602               $(2,400)

We have certain divisions of the Company that maintain defined contribution plans in which various groups of employees participate. We made contributions to these plans of $101 in 2001, $131 in 2000, and $132 in 1999

(8)  Operating Leases

We are obligated under various noncancelable-operating leases for certain land and buildings. These leases generally contain inflationary rent escalations and require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases (except those with lease terms of a month or less that were not renewed) was $366 in 2001, $370 in 2000 and $345 in 1999. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) for the years ending April 30, are as follows:

            2002                                           $ 2,164
            2003                                             2,029
            2004                                             1,874
            2005                                             1,874
            2006                                             1,809
            Later years                                      1,195
                                                           -------
                 Total maturities                          $10,945
                                                           =======

(9)  Commitments and Contingencies

We are partially self-insured for certain risks consisting primarily of employee health insurance programs and workers' compensation. Probable losses and claims are accrued as they become estimable. We maintain letters of credit totaling approximately $2.8 million in accordance with workers' compensation arrangements.

We are involved in claims and legal actions arising in the ordinary course of business. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations, or liquidity.

(10)  Related Party Transactions

An affiliated company provides management and business services to us, including, but not limited to, financial, marketing, executive personnel, corporate development, human resources, and limited legal services. We believe that transactions with related parties are at costs that could be obtained from third parties. Management fees charged were $787 in 2001, $861 in 2000, and $817 in 1999. In addition, we purchase general liability, workers' compensation and other insurance through an affiliated company that provides risk management services. These risk management services include; procuring and maintaining property and casualty insurance coverage; reviewing and recommending alternative financing methods for insurance coverage; identifying and evaluating risk exposures, and preparing and filing proof of loss statements for insured claims. Total fees paid for insurance services were $121 in 2001, $213 in 2000 and $204 in 1999.

During fiscal year 1993, certain minority shareholders issued $1,000 of notes receivable to us. The notes bear interest at an annual rate of 7.61% and are secured by common stock of the Company owned by those shareholders. Principal and interest are due on February 1, 2007, unless extended at our option until February 1, 2012. The principal balance outstanding was $700 as of April 30, 2001 and 2000.

On September 30, 1996, we signed an agreement to repurchase 50,625 shares of our common stock from two minority shareholders who were former officers of the Company. The stock repurchase is pursuant to the Amended and Restated Stockholder's Agreement dated September 15, 1993 and the stock purchase price was calculated in accordance with the agreement. As a result of this transaction, $393 of notes receivable from the former shareholders was satisfied, we recorded a note payable in the amount of $662 and decreased paid-in capital by $1,055. The notes payable accrue simple interest at 6.02% and are being repaid in five annual installments that began December 12, 1997. The principal balance outstanding was $265 at April 30, 2000 and $132 at April 30, 2001.

During fiscal 2000, one employee and two former employees of the Company issued $535 of full recourse notes receivable to us for stock options exercised in 2000. During fiscal 2001, one former employee of the Company issued $1,125 of
full recourse notes receivable to us for stock options exercised in 2001.   In
fiscal 2001, the notes receivable were satisfied. In fiscal 2001, notes payable in the amount of $1,849 were recorded and paid in capital decreased by $5,136 in order to repurchase stock from two former employees. The notes payable accrue simple interest ranging from 5.78% to 6.45% and are being repaid in five annual installments that began July 4, 2000.

We have a receivable of $2,205 from HMK related to certain tax attributes allocated to us. Under an agreement with HMK, the receivable will be realized by reducing future income taxes otherwise payable to HMK. Given the amount of NOL carryforwards generated by the Company and the financial condition of the Company as discussed in Note 14- Liquidity and Going Concern, a valuation allowance was established against this receivable as it more likely than not that this receivable will be realized. In addition, we advanced $500 to HMK to secure a letter of credit for the Joliet insurance program.

(11)  Stock Options

On September 15, 1993, the Board of Directors adopted, and the stockholders approved, our 1993 Employee, Director and Consultant Stock Option Plan (the Stock Option Plan). The Stock Option Plan provides for the grant of incentive options to key employees and nonqualified stock options to key employees, directors, and consultants. A total of 580,000 shares of our common stock, which would represent approximately 14.9% of the common stock on a fully diluted basis, have been reserved for issuance under the Stock Option Plan. The options vest three years from the date of grant and may be exercised within 10 years from the grant date for incentive stock options or 20 years from the grant date for non-qualified stock options at a price not less than the fair market value of the stock at the time the options are granted. Fair market value for purposes of determining the exercise price is determined by appraisal as prescribed in the Stock Option Plan. At April 30, 2001, there were 336,140 additional shares available for grant under the Stock Option Plan.

We apply APB Opinion No. 25 in accounting for the Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. If we had determined compensation cost based on the fair value at the grant date for our stock options under SFAS No. 123, our results would have been reduced to a loss of $97 in 2000, and a loss of $1,409 in 1999.

The per share weighted-average fair value of stock options granted was $8.70 in 2000 and $7.48 in 1999 on the date of grant using the minimum value method with the following assumptions: expected dividend yield of approximately 1.0%, risk-free interest rate of 6.38%, and an expected life of five years.

The options outstanding and activity during the periods indicated is as follows:

                                                                                 Weighted Average
                                                                Options            Exercise Price
                                                                -------            --------------
At April 30, 1998                                               456,000                $ 8.87
   Granted                                                       18,000                 19.88
   Canceled                                                     (50,625)                20.52
                                                               --------
At April 30, 1999                                               423,375                  8.87
   Granted                                                       99,000                 30.48
   Exercised                                                   (117,640)                 7.41
                                                               --------
At April 30, 2000                                               404,735                  9.96
   Exercised                                                   (151,875)                 7.41
   Terminated                                                    (9,000)                24.59
                                                               --------
At April 30, 2001                                               243,860                 22.35
                                                               ========
                                                                                   Weighted Average
Options Exercisable                                             Options             Exercise Price
                                                                -------             --------------
At April 30, 1999                                               354,375                  7.41
At April 30, 2000                                               282,735                  9.39
At April 30, 2001                                               144,860                 13.53

Exercise prices for options outstanding as of April 30, 2001 ranged from $7.41 to $38.67. The weighted-average remaining contractual life of those options is
13.7 years.

In connection with the adoption of the Stock Option Plan, we elected to terminate our Stock Appreciation Rights Plan (SAR). Existing liabilities under the SAR plan were frozen at their current level. All vested rights become exercisable upon the participants' termination. Included in other liabilities at April 30, 2001 is $294, in 2000 and 1999 is $368, which is the present value of the SAR's based on vesting and retirement dates.

(12)  Litigation Settlement

We were party to a lawsuit with several other steel manufacturers against certain manufacturers of graphite electrodes related to price fixing within the electrode industry. We recognized approximately $2,379 in 2000 related to settlements with certain of the defendants.

(13)  Acquisitions

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

(14)  Liquidity and Going Concern

The Company incurred significant losses in the current year stemming primarily from an $8.2 million loss in the third quarter. Management believes that the trough of the current steel recession occurred in November 2000 through February 2001. Demand dropped to very low levels coupled with the inventory reduction harsh winter weather, holiday outages, and unprecedented levels of subsidized imports. In addition, energy costs escalated suddenly and dramatically. This impacted both our cost of electricity, which is used in the melt shop where steel scrap is melted using two 85-ton electric arc furnaces, and natural gas, which is used to reheat billets to be rolled in our rolling mill.

As a result of the significant loss in the current year, the Company was unable to meet certain restrictive covenants under its revolving credit agreements.
The Company did not have sufficient cash and borrowing availability at May 31, 2001 in order to pay its semi-annual interest payment due under the First Mortgage Notes due 2005 as required. Upon expiration of the 30-day grace period provided in the indenture, the Company decided to make a payment of 1/6th, or $1.05 million, of the amount due. Management believes that such decision preserves the liquidity in the Company and allows it to continue to carry on normal operations and customer support while it pursues a restructuring of the First Mortgage Notes. Despite the partial interest payment, the Company is in default of its First Mortgage Notes as of July 3, 2001.

On July 17, 2001, we received a letter from State Street Bank and Trust Co. as Trustee that served as notice to us of the occurrence and continuance of an event of default with respect to the First Mortgage Notes due 2005. The existence and continuance of this event of default permits the Trustee or the holders of at least 25% in principal amount of the outstanding notes to declare the entire unpaid principal, interest and other amounts payable on the notes to be immediately due and payable. Further, the letter states that the Trustee's acceptance of our partial payment of the overdue interest on July 2, 2001 does not constitute a waiver by the Trustee of any such event of default.

On July 27, 2001, we entered into a forbearance agreement with Bank of America that provides for a limited continuation of our line of credit through August 31, 2001. The revised line of credit is capped at $35 million among other limitations. The Company is currently pursuing alternative financing agreements.

The Company has retained financial and legal advisors to assist it in reviewing financial alternatives available to the Company, including without limitation, a possible debt restructuring. The Company and the holders of the First Mortgage Notes have commended discussion, which the Company believes will result in an agreement with those holders that will lead to a restructuring. When achieved, the restructuring will result in a balance sheet that will better support the implementation of Sheffield's short and long-range goals. There can be no assurance that a restructuring is possible or that it will be successful in addressing the Company's liquidity and capital resource needs.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
-------  -------------------------------------------------------
         ACCOUNTING  AND  FINANCIAL  DISCLOSURE
         --------------------------------------

   None

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
--------  --------------------------------

   The information included under the caption entitled "Management" in our Proxy Statement dated July 31, 2001, with respect to directors and executive officers is incorporated herein by reference in response to this item.

   Because we do not have a class of securities registered under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), none of our directors, executive officers or ten percent or greater security holders are subject to the reporting requirements of Section 16(a) of the Exchange Act. Accordingly, disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not applicable.

ITEM 11.  EXECUTIVE  COMPENSATION
--------  -----------------------

   The information regarding compensation of our executive officers is included under the caption entitled "Executive Compensation" in our Proxy Statement dated July 31, 2001, and is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------  ---------------------------------------------------
          MANAGEMENT
          ----------

   The information regarding beneficial ownership of our Common Stock by certain beneficial owners and by management is included under the caption entitled "Share Ownership" in our Proxy Statement dated July 31, 2001, and is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
--------  --------------------------------------------------

   The information regarding certain relationships and related transactions with management and others is included under the caption entitled "Certain Transactions" in our Proxy Statement dated July 31, 2001, and is incorporated herein by reference in response to this item.

                                    PART IV
                                    -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------

ITEM 14(a)1.  INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  COVERED BY
------------  ----------------------------------------------------------
              REPORT  OF  INDEPENDENT  AUDITORS
              ---------------------------------

   The Consolidated Financial Statements of Sheffield Steel Corporation are included in Item 8:

       Independent Auditors' Report

       Consolidated Balance Sheets - April 30, 2001 and 2000

       Consolidated Statements of Operations - Years ended April 30, 2001, 2000 and 1999

       Consolidated Statements of Stockholders' Deficit - Years Ended April 30, 2001, 2000 and 1999

       Consolidated Statements of Cash Flows - Years Ended April 30, 2001, 2000 and 1999

       Notes to Consolidated Financial Statements - April 30, 2001, 2000 and
1999


ITEM 14(a)2.  INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENT  SCHEDULES
------------  --------------------------------------------------------

   The following consolidated financial statement schedules of Sheffield Steel Corporation are included in Item 14(d):

   Form 10-K Schedules                     Description                      Page Number
--------------------------  -----------------------------------------  ---------------------
II                              Valuation and Qualifying Accounts                50

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

                                 Exhibit Index

 Exhibit                                                                                                         Sequentially
   No.                                                 Description                                               numbered page
----------  ------------------------------------------------------------------------------------------------   ----------------
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

   4.22     Tenth Amendment to Receivable and Inventory Financing Agreement, dated April 29, 2000 between Sheffield Steel Corporation and Bank of America, N.A.(Incorporated by reference to
            Exhibit 4.22 to the Registrant's quarterly Report on Form 10-Q for the quarter ended July 31,
            2000).

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

  10.39     First Amendment to Project Lease Agreement between TA Steel I, LLC, as Lessor and Sheffield
            Steel Corporation as Lessee dated December 4, 2000  (Incorporated by reference to Exhibit 10.39 to the Registrant's Quarterly Report on Form 10Q for the Quarter ended October 31, 2000).

  10.40     Eleventh Amendment and Waiver to Receivable and Inventory Financing Agreement, dated  February
            28, 2001 between Sheffield Steel Corporation and Bank of America, N.A.  (Incorporated by
            reference to Exhibit 10.40 to the Registrant's Quarterly Report on Form 10Q for the Quarter
            ended January 31, 2001).

**10.41     Second Amendment to Project Lease Agreement, dated May 30, 2001 between Sheffield Steel Corporation and Transamerica Equipment Financial Services Corporation, TA Steel I, LLC.

**10.42     Forbearance Agreement, dated July 27, 2001 between Sheffield Steel Corporation and Bank of
            America, N.A.

**   12     Statement re Computation of Ratio of Earnings to Fixed Charges.                                        52

**   13     Statement re Computation of EBITDA.                                                                    53


   21    Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 to the Registrant's
         Annual Report on Form 10-K for the fiscal year ended April 30, 1999).


ITEM 14(b).  REPORTS  ON  FORM  8-K
-----------  ----------------------

   No reports on Form 8-K were filed during the fourth quarter ended April 30, 2001.

ITEM 14(c).  EXHIBITS
----------   --------

   The response to this portion of item 14 is submitted as a separate section of this report.

ITEM 14(d).  CONSOLIDATED  FINANCIAL STATEMENT  SCHEDULE
----------   -------------------------------------------

                                                                     Schedule II

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                   Years ended April 30, 2001, 2000 and 1999
                                 (In thousands)

                                              Balance          Charged to                           Balance
                                             April 30,         Costs and        Deductions -       April 30,
                                               2000            Expenses         Write-offs           2001
                                             ---------         -----------      -------------      ---------
Accounts receivable - allowance for
    doubtful accounts                          $ 541                 -                 -              541
                                               =====              =====             =====            ====

                                              Balance          Charged to                            Balance
                                             April 30,         Costs and         Deductions -       April 30,
                                               1999            Expenses          Write-offs            2000
                                             ---------         -----------      -------------      ---------
Accounts receivable - allowance for
    doubtful accounts                          $ 658               (117)               -              541
                                               =====              =====             =====            ====

                                              Balance          Charged to                           Balance
                                             April 30,         Costs and        Deductions -       April 30,
                                               1998             Expenses         Write-offs          1999
                                             ---------         -----------      -------------      ---------
Accounts receivable - allowance for
    doubtful accounts                          $ 658                 -                 -              658
                                               =====              =====             =====            ====

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SHEFFIELD STEEL CORPORATION

7/30/01               /s/ James P. Nolan
------------------    ----------------------------------------------
Date                  James P. Nolan, President
                      and Chief Operating Officer

7/30/01               /s/ Stephen R. Johnson
------------------    ----------------------------------------------
Date                  Stephen R. Johnson, Vice President
                      and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

7/30/01               /s/ Steven E. Karol
-------------------   ----------------------------------------------
Date                  Steven E. Karol, Chairman of
                      Board and CEO

7/30/01               /s/ Robert W. Ackerman
-------------------   ----------------------------------------------
Date                  Robert W. Ackerman, Director

7/30/01               /s/ Dale S. Okonow
-------------------   ----------------------------------------------
Date                  Dale S. Okonow, Director

7/30/01               /s/ Jane M. Karol
-------------------   ----------------------------------------------
Date                  Jane M. Karol, Director

7/30/01               /s/ Howard H. Stevenson
-------------------   ----------------------------------------------
Date                  Howard H. Stevenson, Director

7/30/01               /s/ Robert Schaal
------------------    ----------------------------------------------------------
Date                  Robert Schaal, Director

================================================================================





                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549





                                   Exhibits
                                      to
                                 Annual Report
                                      on
                                   Form 10-K
                           for the Fiscal Year Ended
                                April 30, 2001





                          SHEFFIELD STEEL CORPORATION





================================================================================