Form 10-Q
period 2001-07-31
SHEFFIELD STEEL CORP
filed 2001-09-13
CIK 910719

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001
                                      OR


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

Yes [_]  No _____



     At the date of this filing, there were 3,408,675 shares of the Registrant's $.01 par value Common Stock outstanding. The aggregate market value of voting stock held by nonaffiliates is unknown, as the Registrant's stock is not traded on an established public trading market.

                          SHEFFIELD STEEL CORPORATION
                                   FORM 10-Q

                                     Index

                                                                            Page
                                                                            ----

Part I.  Financial Information

Item 1.  Financial Statements
         Consolidated Condensed Balance Sheets -
         July 31, 2001 and April 30, 2001                                      3

         Consolidated Condensed Statements of Operations -
         Three months ended July 31, 2001 and 2000                             4

         Consolidated Condensed Statements of Cash Flows -
         Three months ended July 31, 2001 and 2000                             5

         Notes to Consolidated Condensed Financial Statements                6-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      9-14

Item 3.  Quantitative and Qualitative Disclosure about Market Risk            15


Part II. Other Information

Item 1.  Legal Proceedings                                                    16

Item 4.  Submission of Matters to a Vote of Security Holders                  16

Item 6.  Exhibits and Reports on Form 8-K                                     16

Signature                                                                     17

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                (In thousands)

                                                                                July 31,
                                                                                 2001            April 30,
               Assets                                                         (Unaudited)          2001
               ------                                                         -----------          ----
Current assets:
 Cash and cash equivalents                                                       $     68              181
 Accounts receivable, less allowance for doubtful accounts of $582
     at July 31, 2001 and  $541 at April 30, 2001                                  20,000           22,531
 Inventories                                                                       36,541           39,910
 Other current assets                                                               1,461            1,144
                                                                                 --------          -------

     Total current assets                                                          58,070           63,766

Property, plant and equipment, net                                                 62,647           64,296
Intangible assets, net                                                              8,264            8,790
Receivable from parent, less valuation allowance of $2,205                            500              500
Other assets, net                                                                     562              886
                                                                                 --------          -------

                                                                                 $130,043          138,238
                                                                                 ========          =======

      Liabilities and Stockholders' Deficit
      -------------------------------------

Current liabilities:
 Current portion of long-term debt                                               $136,725           34,886
 Accounts payable                                                                  14,090           12,538
 Accrued interest payable                                                           7,589            5,444
 Accrued liabilities                                                                6,735            6,374
                                                                                 --------          -------

     Total current liabilities                                                    165,139           59,242

Long-term debt, excluding current portion                                           1,104          111,384
Accrued post-retirement benefit costs                                              14,834           14,426
Other liabilities                                                                   2,491            2,375
                                                                                 --------          -------

          Total liabilities                                                        18,429          187,427
                                                                                 --------          -------

Stockholders' deficit:
 Common stock                                                                          34               34
 Additional paid-in capital                                                             -                -
 Accumulated deficit                                                              (52,424)         (48,093)
                                                                                 --------          -------

                                                                                  (52,390)         (48,059)
     Loans to stockholders                                                         (1,135)          (1,130)
                                                                                 --------          -------

     Total stockholders' deficit                                                  (53,525)         (49,189)
                                                                                 --------          -------

                                                                                 $130,043          138,238
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

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                Consolidated Condensed Statements of Operations
                                (In thousands)
                                  (Unaudited)

                                                                           Three Months Ended
                                                                                July 31,
                                                                        -----------------------
                                                                          2001            2000
                                                                        -------          ------

Sales                                                                   $39,218          45,775
Cost of sales                                                            32,172          36,223
                                                                        -------          ------

       Gross profit                                                       7,046           9,552

Selling, general and administrative expense                               3,611           3,688
Depreciation and amortization expense                                     2,146           2,104
Restructuring expense                                                       657               -
Postretirement benefit expense other than pensions                          804             646
                                                                        -------          ------

        Operating income (loss)                                            (172)          3,114

Other expense:
  Interest expense, net                                                   4,153           4,113
  Other                                                                      11               -
                                                                        -------          ------
                                                                          4,164           4,113
                                                                        -------          ------
        Loss from operations before
            Income taxes                                                 (4,336)           (999)

Income tax expense                                                            -               -
                                                                        -------          ------

        Net loss                                                        $(4,336)           (999)
                                                                        =======          ======

    See accompanying notes to consolidated condensed financial statements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                                Three Months Ended
                                                                                     July 31,
                                                                              -------------------------
                                                                                2001              2000
                                                                              -------            ------
Cash flows from operating activities:
 Net loss                                                                     $(4,336)             (999)
 Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                             2,227             2,185
      Accrual of postretirement benefits other than pensions,
          net of cash paid                                                        408               396
      Changes in assets and liabilities                                        10,442            (5,537)
                                                                              -------            ------

          Net cash provided by (used in) operating activities                   8,741            (3,955)
                                                                              -------            ------

Cash flows from investing activities:
 Capital expenditures                                                            (337)           (1,646)
                                                                              -------            ------

      Net cash used in investing activities                                      (337)           (1,646)
                                                                              -------            ------

Cash flows from financing activities:
 Net decrease in long-term debt                                                (8,441)            8,536
 Other                                                                            (76)           (2,934)
                                                                              -------            ------
         Net cash provided by (used in) financing activities                   (8,517)            5,602
                                                                              -------            ------

Net increase (decrease) in cash                                                  (113)                1

Cash and cash equivalents at beginning of period                                  181                79
                                                                              -------            ------

Cash and cash equivalents at end of period                                    $    68                80
                                                                              =======            ======

Supplemental disclosure of cash flow information
------------------------------------------------
Cash paid during the period for interest                                      $ 1,927             7,126
                                                                              =======            ======
Cash paid during the period for income taxes                                  $     -                 -
                                                                              =======            ======

Noncash item:
Increase in loans to Shareholders                                                   5             1,123
                                                                              =======            ======

    See accompanying notes to consolidated condensed financial statements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

             Notes to Consolidated Condensed Financial Statements
                            July 31, 2001 and 2000
                                (In thousands)
                                  (Unaudited)

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

These consolidated condensed interim financial statements have been prepared by us without audit, according to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that we believe were necessary for a fair statement of the results for the interim periods. All adjustments made were normal recurring accruals. We suggest that these interim financial statements are read in conjunction with the consolidated financial statements and notes contained in our Form 10-K for the year ended April 30, 2001. Operating results for the quarter and three months ended July 31, 2001 are not necessarily indicative of the results that we expect for the year ending April 30, 2002.

2)   Inventories

The components of inventories are as follows:

                                                  July 31,
                                                    2001          April 30,
                                                (Unaudited)         2001
                                                -----------         ----

Raw materials and storeroom supplies              $ 8,567           9,652
Work in process                                     9,862          11,838
Finished goods                                     18,112          18,420
                                                  -------          ------

                                                  $36,541          39,910
                                                  =======          ======

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

3)   Long-term Debt

Long-term debt is comprised of the following:        July 31,
                                                       2001          April 30,
                                                    (Unaudited)        2001
                                                    -----------        ----

 First mortgage notes                                $110,000         110,000
 Revolving credit agreement                            22,799          30,811
 Railway term loan                                      1,500           1,500
 Railway revolving credit agreement                       694             718
 Equipment notes                                        2,223           2,503
 Notes payable                                            613             738
                                                     --------         -------
                                                      137,829         146,270
 Less current portion                                 136,725          34,886
                                                     --------         -------

                                                     $  1,104         111,384
                                                     ========         =======

     At April 30, 2001, the Company was in violation of certain restrictive covenants under its revolving credit agreements. The creditors did not waive the default and, accordingly, all such borrowings are classified as current in the accompanying consolidated balance sheet. On July 27, 2001, we entered into a forbearance agreement with Bank of America that provided for a limited continuation of our line of credit through August 31, 2001. Subsequently, on September 12, 2001, we entered into an amended and restated forbearance agreement with Bank of America that provides for a limited continuation of our
line of credit thorough September 30, 2001.   The revised line of credit is
capped at $35 million among other limitations.  See Note 4.

4)   Liquidity and Going Concern

     As of July 31, 2001, we had indebtedness of $137.8 million and approximately $3.1 million of additional borrowing availability under our revolving credit agreements. As a result of the significant loss in the previous fiscal year, the Company was unable to meet certain restrictive covenants under its revolving credit agreements. The Company did not have sufficient cash and borrowing availability at May 31, 2001 in order to pay its semi-annual interest payment due under the First Mortgage Notes due 2005 as required. Upon expiration of the 30-day grace period provided in the indenture, the Company decided to make a payment of 1/6/th/, or $1.05 million, of the amount due. Management believes that this decision preserves the liquidity in the Company and allows it to continue to carry on normal operations and customer support while it pursues a restructuring of the First Mortgage Notes due 2005. Despite the partial interest payment, the Company is in default of its First Mortgage Notes due 2005 as of July 3, 2001.

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

     On July 27, 2001, we entered into a forbearance agreement with Bank of America that provided for a limited continuation of our line of credit through August 31, 2001. Subsequently, on September 12, 2001, we entered into an amended and restated forbearance agreement with Bank of America that provides for a limited continuation of our line of credit thorough September 30, 2001. The revised line of credit is capped at $35 million, among other limitations. The Company is currently pursuing alternative financing agreements.

     On August 24, 2001, we received a term sheet from a new lender's credit committee for a $35 million revolving credit facility to replace the line of credit with Bank of America, and we are currently working on the closing documents. The lender will require certain conditions precedent, including a level of comfort that the Bondholder negotiations are moving toward an acceptable conclusion.

     The Company has retained financial and legal advisors to assist it in reviewing financial alternatives available to the Company, including without limitation a possible debt restructuring. The Company and the holders of the First Mortgage Notes due 2005 have commenced discussions, which the Company believes will result in an agreement with those holders that will lead to a restructuring. When achieved, the restructuring should result in financial terms that will better support the implementation of Sheffield's short- and long-range goals.

     The conditions described above raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

     The following table provides information regarding the historical results of operations (in thousands) for the quarters ended July 31, 2001 and 2000:

                                                           Three Months Ended July 31,
                                      ---------------------------------------------------------------------
                                                      2001                              2000
                                      ---------------------------------    --------------------------------
Operating Results:                       Net Sales         % of Sales        Net Sales         % of Sales
                                      ----------------   --------------    --------------   ---------------
Sales                                          $39,218            100.0%           45,775           100.0%
Cost of sales                                   32,172             82.0%           36,223            79.1%
                                               -------                             ------

     Gross Profit                                7,046             18.0%            9,552            20.9%

Selling and administrative                       3,611              9.2%            3,688             8.1%
Depreciation and amortization                    2,146              5.5%            2,104             4.6%
Restructuring Expense                              657              1.7%                -             0.0%
Postretirement benefit expense                     804              2.1%              646             1.4%
                                               -------                             ------

     Operating income                             (172)             (.4%)           3,114             6.8%

Interest expense, net                            4,153             10.6%            4,113             9.0%
Other                                               11              0.0%                -             0.0%
                                               -------                             ------
     Loss from operations before
      income taxes                              (4,336)           (11.1%)            (999)           (2.2%)


Income tax expense                                   -                -                 -               -
                                               -------                             ------

     Net loss                                  $(4,336)           (11.1%)           ( 999)           (2.2%)
                                               =======                             ======

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

     The following table provides information regarding the historical shipment levels and average selling prices per ton:

                                                                                   Three Months Ended July 31,
                                                                                   ---------------------------
                                                                                    2001                 2000
                                                                                  --------             --------
          Tons shipped:                                                             32,004               45,078
          Hot Rolled Bars                                                           62,505               48,387
          Rebar                                                                     16,130               18,941
          Fabricated Products                                                     --------             --------
                                                                                   110,639              112,406
          Total finished products                                                    7,187               12,093
          Billets                                                                 --------             --------
                                                                                   117,826              124,499
          Total tons shipped                                                      ========             ========


          Average price per ton shipped                                           $    333             $    368
          Average production cost per ton                                         $    273             $    290

Three Months Ended July 31, 2001 As Compared To Three Months Ended July 31, 2000

     Sales. Sales for the first quarter of Fiscal Year 2002 were $39.2 million. Shipments decreased in comparison to the same quarter in the prior year, while pricing generally decreased as summarized below:

 .    Steel market conditions were weak in the first quarter of Fiscal Year 2002 due to widespread weaker demand for steel products and the continuing influx of steel imports. In comparison to the first quarter of Fiscal Year 2001, shipments of our hot rolled bar products out of Sand Springs decreased 29% and Joliet shipments decreased 33%. Pricing of hot rolled bar products decreased approximately 7%.

 .    In comparison to the first quarter of Fiscal Year 2001, rebar shipments increased 29% and pricing decreased 6%. Shipments increased due to heavy infrastructure construction. Rebar demand continues to be strong, however pricing is down slightly in comparison to prior year due to the continued impact of imports.

 .    In comparison to the first quarter of Fiscal Year 2001, fabricated product shipments decreased 17% the lower shipments were due primarily to weaker markets for our fence posts, but volumes were also slightly lower for fabricated rebar and railroad spikes. Pricing decreased 3%, primarily due to sales mix.

 .    In comparison to the first quarter of Fiscal Year 2001, billet shipments decreased by 41%. Pricing decreased 12% because billet pricing is related to scrap raw material costs, which are currently very low.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

Cost of Sales and Expenses. Average production cost per ton decreased to $273 in the first quarter of Fiscal Year 2002 from $290 in the first quarter of Fiscal Year 2001 primarily due to decrease in steel scrap raw material costs. Hot rolled bar and rebar shipments were 1,046 tons higher in the first quarter of Fiscal Year 2002 compared to the same quarter in Fiscal Year 2001. Energy costs were higher during the first quarter of Fiscal Year 2002 as compared to first quarter of Fiscal Year 2001. We have seen gas costs moderate recently and expect electric costs to moderate in the second quarter of Fiscal Year 2002 as well.

     Selling, general and administrative expenses decreased approximately $77 thousand over the first quarter of Fiscal Year 2002.

     Interest expense increased in comparison to the first quarter of Fiscal Year 2001 due to higher interest rates on our revolving credit agreement. In the past year, additions to debt were due to working capital requirements, capital expenditures, and purchases of common stock.


Liquidity, Capital Resources and Going Concern

     As of July 31, 2001, we had indebtedness of $137.8 million and approximately $3.1 million of additional borrowing availability under our revolving credit agreements. As a result of the significant loss in the previous fiscal year, the Company was unable to meet certain restrictive covenants under its revolving credit agreements. The Company did not have sufficient cash and borrowing availability at May 31, 2001 in order to pay its semi-annual interest payment due under the First Mortgage Notes due 2005 as required. Upon expiration of the 30-day grace period provided in the indenture, the Company decided to make a payment of 1/6/th/, or $1.05 million, of the amount due. Management believes that this decision preserves the liquidity in the Company and allows it to continue to carry on normal operations and customer support while it pursues a restructuring of the First Mortgage Notes. Despite the partial interest payment, the Company was in default of its First Mortgage Notes as of July 3, 2001.

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

     On July 27, 2001, we entered into a forbearance agreement with Bank of America that provided for a limited continuation of our line of credit through August 31, 2001. Subsequently, on September 12, 2001, we entered into an amended and restated forbearance agreement with Bank of America that provides for a limited continuation of our line of credit thorough September 30, 2001. The revised line of credit is capped at $35 million, among other limitations. The Company is currently pursuing alternative financing agreements.

     On August 24, 2001, we received a term sheet from a new lender's credit committee for a $35 million revolving credit facility to replace the line of credit with Bank of America, and we are currently working on the closing documents. The lender will require certain conditions precedent, including a level of comfort that the Bondholder negotiations are moving toward an acceptable conclusion.

     The Company has retained financial and legal advisors to assist it in reviewing financial alternatives available to the Company, including without limitation, a possible debt restructuring. The Company and the holders of the First Mortgage Notes due 2005 have commenced discussions, which the Company believes will result in an agreement with those holders that will lead to a restructuring. When achieved, the restructuring should result in financial terms that will better support the implementation of Sheffield's short and long-range goals.

     There can be no assurance that a restructuring is possible or that it will be successful in addressing the Company's liquidity and capital resource needs. The Company's failure to achieve its cost reduction initiatives or improve operating performance could also have a material adverse effect on the financial results or liquidity of the Company in the future. In addition, external factors affect the Company's market and related production costs. Unfavorable price movements for outside purchases of scrap, and energy, among other things, could also have a material adverse effect on the financial results or liquidity of the Company.

     The conditions described above raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

     Management believes our cash situation is challenging but manageable through working capital management, restricting capital spending to maintenance levels, and improving operating cash flow. This statement must be qualified by general steel economic conditions and our ability to realize operating efficiencies. We are into our best shipping season, which generally begins in March and extends through October. Our new reheat furnace allows certain opportunities for production efficiencies, lower costs, and selected growth, but these must be attained and we are dependent on general steel conditions to sell additional production.

     Cash flow provided in operating activities was approximately $8.7 million for the three-month period ended July 31, 2001, as compared with cash flow used in operating activities of approximately $4.0 million for the three month period ended July 31, 2000. Cash flow from operations improved over the prior year primarily as a result of a reduction in inventory and accounts receivable and non-payment of the interest expense on the First Mortgage Notes due 2005. Cash used in investing activities in the three months ended July 31, 2001 was approximately $300,000, consisting of capital expenditures for projects to sustain and improve existing operations. For the three month period ended July 31, 2001, cash used by financing activities was $8.5 million consisting of decreased borrowings under the revolving credit agreement and other financing activities.

     Earnings before interest, taxes, depreciation, amortization, and the non-cash portion of the post-retirement expense (EBITDA) was approximately $2.5 million and (EBITDA) was $3.0 million adding back restructuring costs for the quarter ended July 31, 2001, compared to approximately $5.6 million for the same quarter in the prior year. A weak steel economy, imports, and depressed steel prices contributed to the significant decrease in EBITDA. We believe that EBITDA is a valuable measure of our operating cash flow and we consider it an indicator of our ability to meet interest payments and fund capital expenditures. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles and EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements.


Recent Accounting Pronouncements

     On May 1, 2001, The Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. Statement 133 requires an entity to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the entity's rights or obligations under the applicable derivative contract. The recognition of changes in fair value of a derivative that affect the income statement will depend on the intended use of the derivative.

     If the derivative does not qualify as a hedging instrument, the gain or loss on the derivative will be recognized currently in earnings. If the derivative qualifies for special hedge accounting, the gain or loss on the derivative will either (1) be recognized in income along with an offsetting adjustment to the basis of the item being hedged or (2) be deferred in other comprehensive income and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Statement 133 was amended by Statement of Financial Accounting Standards No. 138 ("Statement 138") in June 2000 that amended the accounting and reporting standards of statement 133 for certain derivative instruments and certain hedging activities. Statement 138 also amended Statement 133 for decisions made by the Financial Accounting Standards Board (FASB) relating to the Derivatives Implementation Group process.

     Adoption of Statement 133, as of May 1, 2001, did not have a material effect on results of operations or financial position of the Company, because the Company does not have any free standing derivatives or embedded derivatives that would be required to be separated from the host contract and accounted for under SFAS 133.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (Statement 141), Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement
142), and Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (Statement 143). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instated tested for impairment at least annually in accordance with the provisions of Statement
142. The Company is required to adopt the provision of Statement 141 immediately and Statement 142 effective May 1, 2002. Goodwill acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

     In connection with the Company's adoption of Statement 142, the Company will be required to perform an assessment of whether there is an indication that goodwill, including equity-method goodwill, is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

     As of July 31, 2001, the Company has unamortized goodwill in the amount of $5.6 million, which will be subject to the transition provisions of Statement
142. Amortization expense related to goodwill was $150 thousand and $38 thousand for the year ended April 30, 2001 and the three months ended July 31, 2001 respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, no estimate is available of the impact of adopting these Statements. The Company will discontinue amortization of goodwill effective May 1, 2002 with the adoption of Statement 142.

     In August 2001, the FASB issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations". Statement No. 143 requires a Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Statement No. 143 also requires the Company to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The Company plans to adopt Statement No. 143 beginning May 1, 2002. It is too early to determine whether or not adoption of this statement will have a material impact on the Company's consolidated financial statements.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our earnings are affected by changes in interest rates (primarily the prime rate). At July 31, 2001, we had approximately $27.8 million of long-term debt with variable rates. Therefore, we may have changes in interest expense due to fluctuations of interest rates in the markets. Interest risk can be estimated by measuring the impact of a 10% increase in interest rates. We would incur an additional $252 thousand of interest expense per year on our variable rate borrowing if our debt levels remained approximately the same as at July 31, 2001. Because we experience changes in our debt levels due to operating requirements or changes in the general economic environment that we are unable to predict, this estimate assumes no changes in our financial structure. The fair value of our First Mortgage Notes due 2005 at July 31, 2001, based on the currently offered market price was $22 million versus a carrying value of approximately $110 million.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

See exhibit index.

B. Reports on Form 8-K

No reports on Form 8-K were filed during the third quarter ended July 31, 2001.

                 SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SHEFFIELD STEEL CORPORATION


Date:  September 13, 2001             /s/ James P. Nolan
       ----------------------         ------------------------------------------
                                      James P. Nolan, President,
                                      and Chief Operating Officer



Date:  September 13, 2001             /s/ Stephen R. Johnson
       ----------------------         ------------------------------------------
                                      Stephen R. Johnson, Vice President
                                      and Chief Financial Officer

                                 Exhibit Index

Exhibit No.                                       Description                                            Page No.
-----------                                       -----------                                            --------
   10.43                 First Amended and Restated Forbearance Agreement, dated September 12, 2001           19
                         Between Sheffield Steel Corporation and Bank of America, N.A.

   10.44                 Twelfth Amendment to Receivable and Inventory Financing Agreement, dated             26
                         September 12, 2001 between Sheffield Steel Corporation and Bank of America,
                         N.A.