Form 10-Q
period 2001-10-31
SHEFFIELD STEEL CORP
filed 2001-12-21
CIK 910719

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

                                   FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001

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

                          SHEFFIELD STEEL CORPORATION
                                   FORM 10-Q

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Condensed Balance Sheets -
         October 31, 2001 and April 30, 2001                                   3

         Consolidated Condensed Statements of Operations -
         Three and six month periods ended October 31, 2001 and 2000           4

         Consolidated Condensed Statements of Cash Flows -
         Six months ended October 31, 2001 and 2000                            5

         Notes to Consolidated Condensed Financial Statements                6-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      9-16

Item 3.  Quantitative and Qualitative Disclosure about Market Risk            17


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    18

Item 3.  Defaults Upon Senior Securities                                      18

Item 4.  Submission of Matters to a Vote of Security Holders                  18

Item 6.  Exhibits and Reports on Form 8-K                                     18

Signature                                                                     19

  Statements regarding the Company's ability to complete its bankruptcy reorganization proceedings timely, the outcome of the reorganization plan, the Company's ability to sustain current operations during the pendency of the reorganization including its ability to maintain normal relationships with customers, the ability of the company to establish normal terms and conditions with suppliers and vendors, costs of the reorganization process, the adequacy of financing arrangements during the reorganization period, future market prices, operating results, synergies, future operating efficiencies, future governmental actions and the results of such actions, cost savings and other statements which are not historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. The words "expect", "project", "estimate", "believe", "anticipate", "plan", "intend", "could", "should", "may", "predict" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including, without limitation, the results of the bankruptcy proceedings, court decisions and actions, the negotiating positions of various constituencies, the results of negotiations, market factors, the effect of weather and economic conditions, the ability of the Company to realize planned cost savings, the available supply of steel and other factors detailed in this and other Company filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                October 31,
                                                                                   2001             April 30,
     ASSETS                                                                    (Unaudited)             2001
     ------                                                                   --------------       ----------
Current assets:
 Cash and cash equivalents                                                          $     64              181
 Accounts receivable, less allowance for doubtful accounts of $552
     at October 31, 2001 and  $541 at April 30, 2001                                  19,773           22,531
 Inventories                                                                          37,882           39,910
 Other current assets                                                                  1,374            1,144
                                                                                    --------          -------

       Total current assets                                                           59,093           63,766

Property, plant and equipment, net                                                    61,235           64,296
Intangible assets, net                                                                 8,079            8,790
Receivable from parent, less valuation allowance of $2,205                               500              500
Other assets, net                                                                        473              886
                                                                                    --------          -------

                                                                                    $129,380          138,238
                                                                                    ========          =======

      LIABILITIES AND STOCKHOLDERS' DEFICIT
      -------------------------------------

Current liabilities:
 Current portion of long-term debt                                                  $138,795           34,886
 Accounts payable                                                                     11,652           12,538
 Accrued interest payable                                                             10,783            5,444
 Accrued liabilities                                                                   6,943            6,374
                                                                                    --------          -------

       Total current liabilities                                                     168,173           59,242

Long-term debt, excluding current portion                                                824          111,384
Accrued post-retirement benefit costs                                                 15,242           14,426
Other liabilities                                                                      3,350            2,375
                                                                                    --------          -------

            Total liabilities                                                        187,589          187,427
                                                                                    --------          -------

Stockholders' deficit:
 Common stock                                                                             34               34
 Accumulated deficit                                                                 (57,102)         (48,093)
                                                                                    --------          -------

                                                                                     (57,068)         (48,059)
     Loans to stockholders                                                            (1,141)          (1,130)
                                                                                    --------          -------

       Total stockholders' deficit                                                   (58,209)         (49,189)
                                                                                    --------          -------

                                                                                    $129,380          138,238
                                                                                    ========          =======

     See accompanying notes to consolidated condensed financial statements.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                            Three Months Ended                Six Months Ended
                                                                 October 31,                    October 31,
                                                          -----------------------          -----------------------
                                                             2001            2000            2001             2000
                                                          -------         -------          ------           ------

Sales                                                     $37,963          45,769          77,184           91,544
Cost of sales                                              31,672          36,952          63,847           73,175
                                                          -------         -------          ------           ------

       Gross profit                                         6,291           8,817          13,337           18,369

Selling, general and administrative expense                 3,456           4,080           7,068            7,768
Depreciation and amortization expense                       2,002           2,108           4,149            4,212
Postretirement benefit expense other than pensions            804             646           1,608            1,292
Restructuring Expense                                         657               -           1,314                -
                                                          -------         -------          ------           ------

        Operating income (loss)                              (628)          1,983            (802)           5,097

Other (income)expense:
  Interest expense, net                                     4,049           4,148           8,220            8,261
  Other (income)expense                                       (16)              4              (5)               4
                                                          -------         -------          ------           ------
                                                            4,033           4,152           8,215            8,265
                                                          -------         -------          ------           ------
        Loss from operations before
            Income taxes                                   (4,661)         (2,169)         (9,017)          (3,168)

Income tax expense                                              -               -               -                -
                                                          -------         -------          ------           ------

        Net Loss                                          $(4,661)        $(2,169)         (9,017)          (3,168)
                                                          =======         =======          ======           ======



     See accompanying notes to consolidated condensed financial statements.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                  Six Months Ended
                                                                                      October 31,
                                                                              -------------------------
                                                                                2001              2000
                                                                              -------            ------
Cash flows from operating activities:
 Net loss                                                                     $(9,017)           (3,168)
 Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                             4,311             4,344
      Accrual of postretirement benefits other than pensions,
          net of cash paid                                                        816               792
      Changes in assets and liabilities                                        11,324              (460)
                                                                              -------            ------

      Net cash provided by operating activities                                 7,434             1,508
                                                                              -------            ------

Cash flows from investing activities:
 Capital expenditures                                                            (769)           (3,968)
                                                                              -------            ------

      Net cash (used in) investing activities                                    (769)           (3,968)
                                                                              -------            ------

Cash flows from financing activities:
 Net increase (decrease) in long-term debt                                     (6,651)            5,818
 Other                                                                           (131)           (3,289)
                                                                              -------            ------
      Net cash provided by (used in) financing activities                      (6,782)            2,529
                                                                              -------            ------

Net increase (decrease) in cash                                                  (117)               69

Cash and cash equivalents at beginning of period                                  181                79
                                                                              -------            ------

Cash and cash equivalents at end of period                                    $    64               148
                                                                              =======            ======

Supplemental disclosure of cash flow information
------------------------------------------------
Cash paid during the period for interest                                      $   313             8,087
                                                                              =======            ======
Cash paid during the period for income taxes                                  $     -                 -
                                                                              =======            ======

Noncash item:
Increase in loans to Shareholders                                                  11             1,139
                                                                              =======            ======

     See accompanying notes to consolidated condensed financial statements.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           OCTOBER 31, 2001 AND 2000
                                 (IN THOUSANDS)
                                  (UNAUDITED)

1) NATURE OF OPERATIONS, ORGANIZATIONS AND OTHER RELATED INFORMATION

Sheffield Steel is a mini-mill producer of SBQ and MBQ hot-rolled bar products, concrete reinforcing bar and fabricated products including fabricated rebar, steel fence posts and railroad track spikes. The Company's headquarters and largest manufacturing facility is located in Sand Springs, Oklahoma where it has an annual billet making capacity of 600,000 tons. It also has a rolling mill in Joliet, Illinois and two fabrication shops in the Kansas City area.

On December 7, 2001 (the Petition Date), Sheffield Steel Corporation and its subsidiaries, Waddell's Rebar Fabricators, Inc. and Wellington Industries, Inc. (collectively, the Debtors), filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The petition requesting an order for relief was filed in United States Bankruptcy Court, Northern District of Okalahoma (the Bankruptcy Court), where the case is now pending before The Honorable Dana L. Rasure (Case No. 01-05508-R; 01-05509-R; and 01-05510).
Sheffield Steel intends to continue normal operations and does not currently foresee any significant interruption in the shipment of product to our customers in the near term. The Company is managing its business subsequent to the Petition Date as debtor-in-possession subject to Bankruptcy Court approval and oversight. The Company attributed the need to reorganize to market conditions in the U.S. steel industry resulting from significant pressure from imported steel products, low product pricing and high energy costs. These factors, coupled with the reduced demand, have adversely affected the Company over the past 18 months.

Under Chapter 11 proceedings, actions by creditors to collect claims in existence at the filing date ("prepetition") are stayed ("deferred"), absent specific Bankruptcy Court authorization to pay such claims, while the Company continues to manage the business as a debtor-in-possession. The rights of and ultimate payments by the Company to prepetition creditors and to equity investors may be substantially altered. This could result in claims being liquidated in the Chapter 11 proceedings at less (and possibly substantially less) than 100% of their face value and the equity of the Company's equity investors being diluted or cancelled. The Company's prepetition creditors and its equity investors will each have votes in the plan of reorganization. The Company has not yet proposed a plan of reorganization. Due to material uncertainties, it is not possible to determine the additional amount of claims that may arise or ultimately be filed, or to predict the length of time the Company will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, whether the Company will continue to operate under its current organizational structure, or the effect of the proceedings on the business of the Company or its subsidiaries or on the interests of the various creditors and security holders.

On December 12, 2001, the Bankruptcy Court approved an Interim Order authorizing the use of cash collateral (the Collateral Agreement) to continue to operate on a going concern basis. Under the Collateral Agreement, which was consented to by Bank of America, all cash generated from operations subsequent to the Petition Date can be used by the Company to pay wages and generally conduct its business affairs so as to avoid immediate and irreparable harm to the Company and the going concern value of its assets.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

Although the Company has entered into the Collateral Agreement, the Company may need to obtain additional financing to meet its cash flow requirements. Oversight by the Bankruptcy Court limits the Company's ability to incur additional indebtedness or sell assets (most of which are pledged), and may otherwise limit the operational and financial flexibility of the Company.

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recurring losses and negative cash flows from operations, current liabilities in excess of current assets and the subsequent Chapter 11 cases raise substantial doubt about the Company's ability to continue as a going concern. As discussed above, management intends to submit a plan for reorganization to the Bankruptcy Court. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, (i) the Company's ability to comply with debtor-in-possession financing agreements, (ii) submission and confirmation of a plan of reorganization under the Bankruptcy Code, (iii) the Company's ability to achieve profitable operations after such confirmation, and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations.

Management believes that a plan of reorganization, as it is being developed and subject to approval of the Bankruptcy Court, and the Collateral Agreement, will provide sufficient liquidity to allow the Company to continue as a going concern; however, there can be no assurance that the sources of liquidity will be available or sufficient to meet the Company's needs. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Prior to the Company's filing for bankruptcy protection, the Company was in default of certain restrictive covenants under its revolving credit agreements and entered into a forbearance agreement with Bank of America. In addition, the Company did not make its scheduled semi-annual interest payments due June 1, and December 1, 2001, under the First Mortgage Notes due 2005 as required. All such borrowings are classified as current in the accompanying consolidated balance sheet. See Note 4.


2) BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

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

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

These consolidated condensed interim financial statements have been prepared by us without audit, according to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that we believe were necessary for a fair statement of the results for the interim periods. All adjustments made were normal recurring accruals. We suggest that these interim financial statements are read in conjunction with the consolidated financial statements and notes contained in our Form 10-K for the year ended April 30, 2001. Operating results for the quarter and six months ended October 31, 2001 are not necessarily indicative of the results that we expect for the year ending April 30, 2002.


3) INVENTORIES

The components of inventories are as follows:

                                               October 31,
                                                  2001         April 30,
                                              (Unaudited)        2001
                                             -------------   -------------
Raw materials and storeroom materials           $ 8,480            9,652
Work in process                                   8,820           11,838
Finished goods                                   20,582           18,420
                                                -------           ------

                                                $37,882           39,910
                                                =======           ======


4) LONG-TERM DEBT

Long-term debt is comprised of the following:

                                               October 31,
                                                  2001         April 30,
                                              (Unaudited)        2001
                                             -------------   -------------
First mortgage notes                            $110,000         110,000
Revolving credit agreement                        25,225          30,811
Railway term loan                                  1,500           1,500
Railway revolving credit agreement                   707             718
Equipment notes                                    1,943           2,503
Notes payable                                        244             738
                                                --------         -------
                                                 139,619         146,270
Less current portion                             138,795          34,886
                                                --------         -------

                                                $    824         111,384
                                                ========         =======

As a result of the Chapter 11 filing, Events of Default, as defined in the related debt agreements, have occurred with respect to all of the Company's secured and unsecured debt. Subsequent to the Petition Date, the secured debt will be classified as a current liability and the unsecured debt will be classified as liabilities subject to compromise.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

  ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations
           ---------------------------------------------

   The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and notes included in this Form 10-Q.

LIQUIDITY

  On December 7, 2001 (the Petition Date), Sheffield Steel Corporation and its subsidiaries, Waddell's Rebar Fabricators, Inc. and Wellington Industries, Inc. (collectively, the Debtors), filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The petition requesting an order for relief was filed in United States Bankruptcy Court, Northern District of Okalahoma (the Bankruptcy Court), where the case is now pending before The Honorable Dana L. Rasure (Case No. 01-05508-R; 01-05509-R; and 01-05510). See footnote 1 to the accompanying financial statements.

  Although the Company has obtained an interim cash collateral agreement, liquidity will be impacted by the uncertainty of the bankruptcy proceedings, including restructuring and settlement of prepetition obligations, the Company's failure to attain projected operating results and the ability to obtain other financing. As a result of these uncertainties, there can be no assurance existing or future sources of liquidity will be adequate. The Company's failure to achieve its cost reduction initiatives or improve operating performance could also have a material adverse effect on the financial results or liquidity of the Company in the future. In addition, external factors affect the Company's market and related production costs. Unfavorable price movements for outside purchases of scrap, and energy, among other things, could also have a material adverse effect on the financial results or liquidity of the Company.

  Management has restricted capital spending to maintenance levels and is working on several initiatives to improve operating cash flow. This statement must be qualified by general steel economic conditions and our ability to realize operating efficiencies. We are into our weakest shipping season, which generally begins in November and extends through February. Our new reheat furnace allows certain opportunities for production efficiencies, lower costs, and selected growth, but these must be attained and we are dependent on general steel conditions to sell additional production.

  Management believes that a plan of reorganization, as it is being developed and subject to approval of the Bankruptcy Court, and the Collateral Agreement, will provide sufficient liquidity to allow the Company to continue as a going concern; however, there can be no assurance that the sources of liquidity will be available or sufficient to meet the Company's needs. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES


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

  The following table provides information regarding the historical results of operations (in thousands) for the quarters ended October 31, 2001 and 2000:

                                                       THREE MONTHS ENDED OCTOBER 31,
                                    ------------------------------------------------------------------
                                                  2001                              2000
                                    ---------------------------------    ------------------------------
OPERATING RESULTS:                     Net Sales         % of Sales        Net Sales       % of Sales
                                    ----------------     --------------  --------------     -------------
Sales                                        $37,963            100.0%           45,769           100.0%
Cost of sales                                 31,672             83.4%           36,952            80.7%
                                             -------                            -------

     Gross Profit                              6,291             16.6%            8,817            19.3%

Selling and administrative                     3,456              9.1%            4,080             8.9%
Depreciation and amortization                  2,002              5.3%            2,108             4.6%
Postretirement benefit expense                   804              2.1%              646             1.4%
Restructuring Expense                            657              1.7%                -             0.0%
                                             -------                            -------

     Operating income                           (628)            (1.7%)           1,983             4.3%

Interest expense, net                          4,049             10.7%            4,148             9.1%
Other (income) expense                           (16)             0.0%                4             0.0%
                                             -------                            -------
     Loss from operations before
      income taxes                            (4,661)           (12.3%)          (2,169)           (4.7%)


Income tax expense                                 -                -                 -               -
                                             -------                            -------

     Net loss                                $(4,661)           (12.3%)         $(2,169)           (4.7%)
                                             =======                            =======

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

  The following table provides information regarding the historical shipment levels and average selling prices per ton:

                                                                               THREE MONTHS ENDED OCTOBER 31,
                                                                                -----------------------------
                                                                                  2001                 2000
                                                                                --------             --------
Tons shipped:
Hot Rolled Bars                                                                   36,126               43,072
Rebar                                                                             52,801               53,054
Fabricated Products                                                               16,757               17,668
                                                                                --------             --------
Total finished products                                                          105,684              113,794
Billets                                                                            4,994               14,171
                                                                                --------             --------
Total tons shipped                                                               110,678              127,965
                                                                                ========             ========

Average price per ton shipped                                                   $    343             $    358
Average production cost per ton                                                 $    286             $    289

THREE MONTHS ENDED OCTOBER 31, 2001 AS COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2000

  SALES. Sales for the second quarter of Fiscal Year 2002 were $38.0 million. Shipments decreased in comparison to the same quarter in the prior year, while pricing generally decreased as summarized below:

o Steel market conditions continued to be weak in the second quarter of Fiscal Year 2002 due to widespread weaker demand for steel products and the continuing influx of steel imports. In comparison to the second quarter of Fiscal Year 2001, shipments of our hot rolled bar products out of Sand Springs decreased 13%
and Joliet shipments decreased 18%.   Pricing of hot rolled bar products
decreased approximately 8%.

o In comparison to the second quarter of Fiscal Year 2001, rebar shipments decreased less than 1% and pricing decreased 6%. Rebar demand continues to be strong, however pricing is down in comparison to prior year due to the continued impact of imports.

o In comparison to the second quarter of Fiscal Year 2001, fabricated product shipments decreased 5% the lower shipments were due primarily to weaker markets for our fabricated rebar and fence posts, but volumes were also slightly lower for railroad spikes. Pricing decreased 5%, primarily due to weak fabricated rebar pricing.

o In comparison to the second quarter of Fiscal Year 2001, billet shipments decreased by 65%. Shipments of billets decreased as we limited melt shop operations to avoid periods of high electricity costs during August and
September.   Pricing decreased 1% because billet pricing is related to scrap raw material costs, which are currently very low.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

     COST OF SALES AND EXPENSES. Average production cost per ton decreased to $286 in the second quarter of Fiscal Year 2002 from $289 in the second quarter of Fiscal Year 2001 primarily due to decrease in steel scrap raw material costs and despite a more expensive product mix (9,177 ton reduction in billet sales, our lowest cost product). Hot rolled bar and rebar shipments were 7,199 tons lower in the second quarter of Fiscal Year 2002 compared to the same quarter in Fiscal Year 2001. Energy costs were lower during the second quarter of Fiscal Year 2002 as compared to second quarter of Fiscal Year 2001. We have seen gas costs moderate recently and we have seen electric costs moderate towards the end of the second quarter of Fiscal Year 2002 as well.

  Selling, general and administrative expenses decreased approximately $624 thousand over the second quarter of Fiscal Year 2002 because of tight spending controls throughout the company.

  Interest expense decreased in comparison to the first quarter of Fiscal Year 2001 due to lower balances on our revolving credit agreement. In the past year, any additions to debt were due to working capital requirements, capital expenditures, and purchases of common stock.

SIX MONTHS ENDED OCTOBER 31, 2001 AS COMPARED TO SIX MONTHS ENDED OCTOBER 31,
2000

The following table provides information regarding the historical results of operations (in thousands) for the six months ended October 31, 2001 and 2000:

                                                        SIX MONTHS ENDED OCTOBER 31,
                                    ------------------------------------------------------------------
                                                   2001                              2000
                                    ---------------------------------    ------------------------------
OPERATING RESULTS:                     Net Sales         % of Sales        Net Sales       % of Sales
                                    ----------------   --------------    --------------   -------------
Sales                                        $77,184            100.0%          $91,544           100.0%
Cost of sales                                 63,847             82.7%           73,175            79.9%
                                             -------                            -------

     Gross Profit                             13,337             17.3%           18,369            20.1%

Selling and administrative                     7,068              9.2%            7,768             8.5%
Depreciation and amortization                  4,149              5.4%            4,212             4.6%
Postretirement benefit expense                 1,608              2.1%            1,292             1.4%
Restructuring Expense                          1,314              1.7%                -               -
                                             -------                            -------

     Operating income                           (802)             0.1%            5,097             5.6%

Interest expense, net                          8,220             10.7%            8,261             9.0%
Other (income) expense                            (5)             0.0%                4             0.0%
                                             -------                            -------
     Income (loss) from
      operations before income                (9,017)           (11.7%)          (3,168)           (3.5%)
      taxes


Income tax expense                                 -                -                 -               -
                                             -------                            -------


     Net income (loss)                       $(9,017)           (11.7%)         $(3,168)           (3.5%)
                                             =======                            =======

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

  The following table provides information regarding the historical shipment levels and average selling prices per ton:

                                                                                Six Months Ended October 31,
                                                                               -----------------------------
                                                                                    2001                 2000
                                                                                --------             --------
Tons shipped:
Hot Rolled Bars                                                                   68,130               88,150
Rebar                                                                            115,302              101,441
Fabricated Products                                                               32,887               36,609
                                                                                --------             --------
Total finished products                                                          216,319              226,200
Billets                                                                           12,181               26,264
                                                                                --------             --------
Total tons shipped                                                               228,500              252,464
                                                                                ========             ========

Average price per ton shipped                                                   $    338             $    363
Average production cost per ton                                                 $    279             $    290

  SALES. Sales for the six months ended October 31, 2002 were $77.2 million. Shipments decreased in comparison to the period in the prior year, while pricing was slightly decreased as summarized below:

o In comparison to the six months ending October 31, 2001, shipments of our hot rolled bar products out of Sand Springs decreased 19%. Joliet shipments decreased 26% due to market conditions in the domestic steel business and notable weakness in the agricultural equipment industry. Pricing of hot rolled bar products decreased approximately 8% due primarily to product mix and certain competitive pressures also influenced pricing.

o Rebar shipments increased 14% due to improved market conditions compared to the six months ended October 31, 2001. Rebar demand continues to be strong, however pricing is down in comparison to the prior year due to the continued impact of imports. Pricing was off 6% from the same period in the prior year.

o Fabricated product shipments decreased 10% due primarily to lower volume of fence posts and to a lesser extent, fabricated rebar and railroad spikes. Pricing decreased 4% when compared with same period in the prior year.

o Billet shipments were 54% lower compared to the first six months of last year. Due to limited availability of production time as we limited melt shop operations to avoid periods of high electricity costs during August and July.

    COST OF SALES AND EXPENSES. Average product costs decreased to $279 in the first six months of fiscal 2002 from $290 in the first six months of fiscal 2001 due to decreases in energy costs and lower scrap costs associated with finished goods product mix. Hot rolled bar and rebar shipments were 6,152 tons lower in the first six months of fiscal 2002 compared to the same six months in fiscal 2001.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES

  Selling, general and administrative expenses decreased approximately $700 thousand over the first six months of fiscal 2001 due to tight spending controls throughout the company.

  Interest expense decreased slightly in comparison to the first six months of the prior year due to lower balances on our revolving credit agreement and the level of outstanding debt during the quarter. In the past year, any additions to debt were due to working capital requirements, capital expenditures, and purchases of common stock.


CASH FLOW ANALYSIS

  Cash flow provided in operating activities was approximately $7.4 million for the six-month period ended October 31, 2001, as compared with cash flow used in operating activities of approximately $1.5 million for the six month period ended October 31, 2000. Cash flow from operations improved over the prior year primarily as a result of a reduction in inventory and accounts receivable and non-payment of the interest expense on the First Mortgage Notes due 2005. Cash used in investing activities in the six months ended October 31, 2001 was approximately $769 thousand, consisting of capital expenditures for projects to sustain existing operations. For the six month period ended October 31, 2001, cash used by financing activities was $6.8 million consisting of decreased borrowings under the revolving credit agreement and other payments toward equipments notes and other notes payable.

  Earnings before interest, taxes, depreciation, amortization, and the non-cash portion of the post-retirement expense (EBITDA) was approximately $1.9 million and would have been $2.4 million without the restructuring costs for the quarter ended October 31, 2001, compared to approximately $4.5 million for the same quarter in the prior year. A weak steel economy, recession, imports, and depressed steel prices contributed to the significant decrease in EBITDA. We believe that EBITDA is a valuable measure of our operating cash flow and we consider it an indicator of our ability to meet interest payments and fund capital expenditures. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles and EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements.

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

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES


  As of October 31, 2001, the Company has unamortized goodwill in the amount of $5.6 million, which will be subject to the transition provisions of Statement
142. Amortization expense related to goodwill was $150 thousand and $38 thousand for the year ended April 30, 2001 and the six months ended October 31, 2001 respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, no estimate is available of the impact of adopting these Statements. The Company will discontinue amortization of goodwill effective May 1, 2002 with the adoption of Statement 142.

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

  In October, 2001 the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement 144). Statement 144 is effective for fiscal years beginning after December 15, 2001, and for interim periods within those fiscal years. The Company is currently assessing the impact of Statement 144 on its financial condition and results of operations.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Our earnings are affected by changes in interest rates (primarily the prime rate). At October 31, 2001, we had approximately $29.6 million of long-term debt with variable rates. Therefore, we may have changes in interest expense due to fluctuations of interest rates in the markets. Interest risk can be estimated by measuring the impact of a 10% increase in interest rates. We would incur an additional $268 thousand of interest expense per year on our variable rate borrowing if our debt levels remained approximately the same as at October 31, 2001. Because we experience changes in our debt levels due to operating requirements or changes in the general economic environment that we are unable to predict, this estimate assumes no changes in our financial structure. The fair value of our First Mortgage Notes due 2005 at October 31, 2001, based on the currently offered market price was $22 million versus a carrying value of approximately $110 million.

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

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Prior to the Company's filing for protection under Chapter 11 of the U. S. Bankruptcy Code on December 7, 2001, the Company was in default with certain financial covenants of its senior debt agreements and did not make its scheduled semi-annual interest payment of $6.3m due June 1, and $6.3m due December 1, 2001 due under the First Mortgage Notes due 2005 as required. The total arrearage of interest payments is $12.6m.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

See exhibit index.

B.   Reports on Form 8-K

   The Company filed a current report under Item 3 on Form 8-K dated December 12, 2001, related to the Company's filing of voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the Northern District of Oklahoma.

                  SHEFFIELD STEEL CORPORATION AND SUBSIDIARIES


                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SHEFFIELD STEEL CORPORATION


 Date:  December 21, 2001         /s/ James P. Nolan
        ---------------------    ----------------------------------
                                 James P. Nolan, President,
                                 and Chief Operating Officer



 Date:  December 21, 2001         /s/ Stephen R. Johnson
        ---------------------    ----------------------------------
                                 Stephen R. Johnson, Vice President
                                 and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.                                Description                                       Page No.
-------------                              -----------                                       --------
    10.45        Second Amended and Restated Forbearance Agreement, dated November 1, 2001      21
                 Between Sheffield Steel Corporation and Bank of America, N.A.

    10.46        Third Amended and Restated Forbearance Agreement, dated November 27, 2001      29
                 Between Sheffield Steel Corporation and Bank of America, N.A.
