Form 10-K
period 2005-04-30
SHEFFIELD STEEL CORP
filed 2005-07-15
CIK 910719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                       to

Commission file number: 033-67532

SHEFFIELD STEEL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	74-2191557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 North Jefferson Street, Sand Springs, OK	74063
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (918) 245-1335

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐. No ☑.

The aggregate market value of voting stock held by nonaffiliates is unknown as the Registrant’s stock is not traded on an established public trading market.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  YES ☑ NO ☐

As of July 14, 2005, there were 4,956,819 shares of the Registrants $.01 par value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on September 14, 2005 are incorporated by reference into Part III of this Report on Form 10-K.

Part I

FORWARD LOOKING STATEMENTS

This report contains statements that are forward-looking. You should read the following discussion in connection with our consolidated financial statements, including the notes to those statements, included in this document. The following discussion contains forward-looking statements which include numerous risks which you should carefully consider. These statements are based on current expectations and assumptions that are subject to uncertainties not currently known to us or that we currently deem to be immaterial which could cause actual results to differ materially. Additional risks and uncertainties may also materially and adversely affect our business. Any risks could materially adversely affect our business, financial condition or results of operations.

ITEM 1.	BUSINESS

(a) General Development of Business

We are engaged in the manufacturing, fabricating and sale of steel products including hot rolled steel bar, concrete reinforcing bar, or “rebar,” and fabricated products which focus on niche products and target customers with special needs. We believe that our product quality and responsive service are two competitive advantages that distinguish us in the market place. Additionally, since our predecessor’s inception almost 75 years ago, we have maintained a competitive cost structure as a result of our efficient melt and cast operations, high productivity levels, low energy costs and competitive steel scrap costs. We focus on building and maintaining long-term relationships with our customers by providing competitive pricing, assured product availability and reliable, prompt delivery and service. This strategy increases the competitiveness of our customers and has significantly contributed to our strong customer relationships. Our fiscal years end on April 30.

(b) Financial Information and Classes of Products or Services

We are a regional mini-mill with one line of business which is producing a range of steel products including hot rolled steel bar, rebar, and fabricated products.

The following table provides information regarding the historical shipment levels and average selling prices per ton of our products:

	Year ended April 30,
	2005	2004	2003
Tons shipped:
Rebar	52%	59%	46%
Hot Rolled Bars	32%	28%	36%
Fabricated Products	14%	12%	14%

Total finished products	98%	99%	96%
Billets	2%	1%	4%

Total tons shipped	100%	100%	100%

Average price per ton shipped	$578.89	$396.91	$366.16
Average production cost per ton	$479.12	$347.80	$334.11
Average gross margin per ton	$99.77	$49.11	$32.05

(c) Narrative Description of Business

The following diagram illustrates the production capabilities and inter-relationship between our facilities.

In Sand Springs, steel scrap is conveyed by rail car from our scrap yard to the melt shop, where the steel scrap is melted in two 85-ton electric arc furnaces. During the scrap melting process, impurities are removed from the molten steel. The molten steel is refined and then poured into a ladle, where metal alloys are added to obtain desired chemical compositions. This manufacturing process consumes large amounts of electricity which we purchase from the Public Service Company of Oklahoma (“PSO”) under a real-time pricing tariff at a contracted price, adjusted for fuel costs. During the summer months, we may elect to shutdown our melt shop during peak periods of power costs.

The molten steel is then conveyed to a six-strand continuous caster that casts various sizes of billets. The continuous caster is capable of casting billets up to 6 inches square and 50 feet long. These billets are then reheated in the natural gas reheat furnaces and rolled into various finished steel products at the rolling mills in Sand Springs or Joliet. The new reheat furnace in Sand Springs significantly reduces natural gas usage due to its greater efficiency.

The rolling mill in Sand Springs produces rebar, “T”-section (which is further processed into fence posts) and a range of hot rolled bar products, including squares (which are forged into track spikes at Wellington). The rolling mill in Joliet produces an extensive range of hot rolled bar products. A portion of the rebar produced in Sand Springs is epoxy coated at our Kansas City facility and fabricated at either Kansas City or Waddell as epoxy coated or uncoated bar.

Our production capabilities are highly flexible and enable us to shift our product mix to take advantage of changing market conditions. Factors that affect the allocation of our production capacity include product demand, margins and throughput potential. As an example, if the construction markets are active and a profit potential exists, we have the capability to increase our production of rebar while decreasing our production of hot rolled bar products. Conversely, when construction activity and demand for rebar slows, we can shift the production of these two products, decreasing rebar production while increasing hot rolled bar production. This flexibility enables us to achieve an optimal product mix within our primary markets. We also generally maintain a base level of production in most of our product lines in order to ensure an adequate supply to meet projected customer needs.

Our management team is comprised of a number of seasoned, industry veterans that average 30 years of experience in the steel industry. Over the past five years, management has implemented numerous initiatives to achieve significant operating efficiencies and cost savings which have increased our rolling mill capacity at our Sand Springs plant significantly. These initiatives include the successful installation of a reheat furnace, implementation of improved mill set-up techniques and implementation of preventive maintenance practices.

We have been aggressively instituting more effective maintenance and operating practices and process efficiencies. We perform routine and preventive maintenance on a weekly basis, which has increased the efficiency of our Sand Springs rolling mill and has enabled us to reduce the overall amount of equipment-related down time. We have been able to make productivity and cost improvements in the Sand Springs melt shop as well.

(i) Products

Rebar

Our facility located in Sand Springs, Oklahoma provides us with a competitive geographical advantage as a primary rebar supplier in the south-central United States comprising Oklahoma, western Arkansas, western Missouri, Kansas, eastern Colorado, northeastern New Mexico and northern Texas and we have developed significant customer relationships in Arizona, California and Nevada. Our targeted customer focus often enables us to act as the sole supplier of particular products to our customers who are leading fabricators who then shear and bend the rebar to meet engineering or architectural specifications for construction projects. Rebar demand is driven by infrastructure investment trends and trends in commercial and industrial construction. During periods of overall reduced steel industry demand, we have maintained relatively stable rebar sales volume due to the level of public sector investment in roads, bridges, water projects, airports and public facilities.

We believe that we supply in excess of 50% of the rebar purchased by rebar fabricators in these markets.

Rebar is rolled in standard diameters from #3 bar (3/8 inch or 10mm) to #18 bar (2¼ inches or 57mm) and sheared to standard lengths from 20 feet to 60 feet. To provide rapid response to customer needs, we maintain a finished goods inventory of 25,000 to 35,000 tons of rebar. Our primary methods of rebar distribution are by tractor trailer and rail.

Hot Rolled Bar

We sell a variety of specialty hot rolled bar products, including flats, squares, rounds and special shapes for end use applications that include auto parts, conveyor assemblies, pole line hardware, wrenches, farm equipment and construction machinery. Hot rolled bar products produced in Sand Springs are sold primarily to end product manufacturers. The majority of hot rolled bar products produced in Joliet are sold direct to original equipment manufacturers and cold drawn bar finishers. We focus on specialty products and target customers with special requirements as to bar shape, size and chemical composition and, in many cases, small volume needs. Our primary method of hot rolled bar distribution is by tractor trailer.

Fabricated Steel Products

We manufacture three fabricated steel products: (1) fabricated rebar, including epoxy-coated rebar, (2) railroad track spikes and (3) fence posts, which are sold to distributors and farm cooperatives. Fabricated rebar is shipped from Waddell and Kansas City to highway and commercial construction contractors in Missouri, Kansas, Nebraska, Iowa and contiguous markets, with Waddell handling smaller, higher value added jobs and Kansas City handling large volume jobs.

We forge rail spikes at Wellington, our railroad track spike manufacturing operations located in Sand Springs. Wellington provides a downstream market for our rolling mill products (square hot rolled bar). Wellington sells primarily to the two large western railroads.

Fence posts are produced in a post fabrication shop located within the Sand Springs facility and adjacent to the Sand Springs rolling mill in two weights (1.25 pounds per foot and 1.33 pounds per foot), in orange and green colors and various lengths from 4 feet to 8 feet. Our primary method of fabricated steel product distribution is by tractor trailer to locations in Oklahoma, Kansas, Missouri, Texas and Arkansas.

Billets

Billets are semi-finished steel products that are usually rolled or forged into a finished steel product. As we have improved productivity in the Sand Springs mill, we have been able to convert virtually all of our billet production internally, and routine billet sales to third parties have ceased. We did make a single, opportunistic billet sale during fiscal year 2005. Sales volume potential and pricing for billets, particularly in the spot market, is highly variable. The dominant competitive factors are price and availability. Billet sales to other steel mills are generally at extremely low margins, and sales are dependent on market conditions that vary widely.

(ii) New products

During fiscal year 2005 we did not introduce any product or segment that would require the investment of a material amount of assets or that is otherwise material.

(iii) Raw Materials - Scrap

Our primary raw material is steel scrap, which is generated principally from industrial, automotive, demolition, railroad, obsolete and other sources. Scrap comprises approximately 100% (we have used a very limited amount of scrap substitutes in the past) of the metallic melt mix in our electric arc furnace steelmaking, in contrast to integrated mill steelmaking, where the proportion of scrap has traditionally been approximately 20%. We purchase scrap in the open market directly from dealers. The cost of steel scrap is subject to market forces, including demand by other steel producers, export/import volumes and utilization of scrap substitutes such as pig iron and hot-briquette iron. Our cost of scrap can vary significantly, and we may not be able to adjust product prices in the short-term to recover large increases in scrap costs. Over longer periods of time, however, product prices and steel scrap prices have tended to move in the same direction.

Many variables can impact scrap prices, the most critical of which, until recently, was the level of U.S. steel production. The United States has generally been a net scrap exporter. Generally, as domestic steel demand increased, so did scrap demand and resulting scrap prices. The reverse was also normally true, with scrap prices following steel prices downward where supply exceeded demand. However, during late 2000, the flood of imported steel, much of it unfairly traded, resulted in sharply reduced new steel production with corresponding decreases in the demand and the price of scrap. Starting during the latter part of 2002 and continuing through 2003 and into 2004, the price of scrap has risen sharply upward and remains extremely volatile. Scrap prices increased by $91.43 (85.5%) per ton from March 2003 to March 2004. This increase resulted largely from foreign scrap demand, particularly from China, a relatively weak U.S. dollar that makes U.S. scrap exports more attractive and relatively static if not limited scrap availability in the United States due to a weak economy and the shrinking domestic manufacturing base.

We currently purchase approximately 90% of our scrap from dealers in Oklahoma, southern Kansas, western Arkansas and southwestern Missouri. We believe this is a relatively close area to source such a high percentage of our scrap needs relative to other western mills. This is due to being in a well supplied area and our strategy to produce both rebar and hot rolled bars, which allows us to use both secondary and premium scrap grades in reasonable balance to local scrap supply. In response to recent increases in scrap prices, we implemented a raw material surcharge effective January 1, 2004. This surcharge is intended to help us maintain margins for our products and insulate us from volatile scrap market price movements. Our ability to continue this surcharge, however, is uncertain and dependent on our customers’ ability and willingness to absorb these costs.

(iv) Patents, trademarks, licenses, franchises and concessions

We hold no patents, trademarks, licenses, franchises or concessions that are material to our business operations.

(v) Seasonality

The steel industry, in general, and our business in particular, is subject to seasonality. Our customers are primarily located in the south-central United States and their demand for steel declines in the winter due to reduced activity in the construction industry. As a result, our sales generally decline during the third fiscal quarter (November, December and January). We have attempted to reduce our exposure to seasonality by expanding our customer base to include “all-season” customers located in the western United States.

In fiscal year 2002, we began a sales and marketing effort targeting Arizona, California and Nevada due to their booming construction markets. As a result, we were able to develop supply relationships with several growing customers in these areas. These customers have purchased the majority of our increased production during fiscal year 2004 and have largely been responsible for an increase in our volume of sales from 452,951 tons in fiscal year 2003, with a peak of 616,531 tons in fiscal year 2004, to 512,460 tons in fiscal year 2005. In addition, many of our newer customers in the western United States are “all season” customers. Increased sales to these customer groups serve to reduce the seasonality of our business by increasing rebar sales during the winter months. We believe that increasing our market penetration in these areas and adding new geographically appropriate markets will enable us to reduce our exposure to the historical cycles and seasonality of the steel industry by expanding the demand base for our products.

(vi) Working Capital practices

We do not offer extended payment terms to our customers, nor are we required to carry certain inventory levels to meet rapid delivery requirements of customers; although, the market requires stocking rebar by size, grade, and length.

(vii) Customers

Approximately 39% of our sales are made to ten customers. No single customer accounts for more than 10% of sales, with our largest customer accounting for 7.7% of sales.

In Sand Springs, we have a competitive geographical advantage in the south-central United States hot rolled bar market. This enables our customers to benefit from lower freight costs, shorter lead times and more timely deliveries. As a result of these advantages and our reputation for quality and service, we have developed a number of close relationships with hot rolled bar product customers in our region.

We have been able to forge relationships with customers based upon differentiated customer service rather than solely on price. Our strategy is to work with only one major fabricator in each of our primary markets. As a result of providing consistent product quality, reliable and prompt delivery and customized service, we have become the majority or sole source supplier of particular shapes, sizes or steel chemistries to many of our customers.

Our ability to provide superior service and create strategic value for our customers has enabled us to maintain long-term relationships with our customers.

(viii) Backlogs

We do not have a material amount of backlogged products. Virtually all our backlog is shipped within the fiscal year.

(ix) Government contracts

We do not have material contracts subject to renegotiation of profits or termination at the election of the Government.

(x) Competition

We compete with a number of domestic mini-mills in each of our markets. There are common competitive factors in the steel bar business — price, proximity to market, quality and service — although their relative importance varies in the different market segments.

Rebar

Since pricing, availability, freight costs and delivery times are the most important competitive factors in the sale of rebar, sales tend to be concentrated within about 350 miles of a mini-mill. In the south-central United States, we have a competitive advantage as the closest mill serving an area comprising Oklahoma, western Arkansas, western Missouri, Kansas, eastern Colorado, northeastern New Mexico and northern Texas. The majority of our rebar tonnage is shipped to this area, although we have had recent success in opening new markets in Arizona, California and Nevada. We compete in the rebar market with a number of other mini-mills, principally Structural Metals, Incorporated, Gerdau-Ameristeel, Nucor Steel and others. Foreign competition does impact certain customers or geographic locations.

Our strategy is to focus on end-users and to provide our customers with tailored services and a broad product offering. Imported rebar lacks a complete size and length range to offer to the market generally focusing on only the small diameter bars in 20 foot lengths. Therefore, the twenty-foot length rebar and no-grade rebar markets have been impacted by foreign imports, which has had the effect of significantly reducing selling prices in the past.

Hot Rolled Bar

In the market for hot rolled bar products, our Joliet facility occupies a niche position at the specialty end of the product range. We believe we are the sole supplier to certain customers because of their requirements for particular shapes, sizes, small order quantities or steel chemistries. In other cases, we compete with a limited number of other producers of specialty hot rolled bar products, including Kentucky Electric Steel Incorporated, Gerdau Ameristeel and others. From Sand Springs and to a much lesser degree from Joliet, we compete with mini-mill producers of standard hot rolled bar products, including Chaparral Steel Company, Gerdau Ameristeel, Nucor Steel and Structural Metals, Incorporated. Competitors vary from customer to customer depending on location, product specifications and requirements for order sizes and inventory support.

Fabricated Steel Products

For fabricated rebar, our primary competitors are fabrication shops that are furnished with rebar from other mini-mills in the Midwest. In recent years, we believe that increased demand for product which is epoxy-coated prior to fabrication (to protect against corrosion in the field), from contractors bidding on infrastructure projects has provided Kansas City with a competitive advantage. Other competitive factors include delivery performance, engineering support, accurate fabrication and competitive pricing. Waddell’s focus is on small rebar projects, which complements Kansas City’s larger projects. The different market focus of the two locations allows for the most efficient production at each location.

In the railroad track spike market competitive factors include quality, service and price. Our primary competitors are Gerdau-Ameristeel and Birmingham Rail.

Competitive factors in fence post sales include product quality measured by durability, appearance, workmanship, delivery response time, price and freight costs. Competitors include Structural Metals, Incorporated, Chicago Heights Steel Company and foreign suppliers.

Competition from foreign producers is typically strong. In general, approximately 25% of U.S. domestic steel demand is satisfied by imported steel. However, the level of imports is substantially affected by the relative strength of foreign economies and fluctuation in the value of the U.S. dollar against foreign currencies, with steel imports tending to increase when the value of the dollar is strong in relation to foreign currencies. During the late 1990s, the situation was exacerbated by the weakening of certain economies, particularly in Eastern Europe, Asia and Latin America. Because of the ownership, control or subsidization of some foreign steel producers by their governments, decisions by such producers with respect to their production, sales and pricing decisions are often influenced to a greater degree by political and economic policy considerations than by prevailing market conditions, realities of the marketplace or considerations of profit or loss.

Most foreign markets are less open than the U.S. market, allowing foreign producers to maintain higher prices in their own markets, while dumping excess production at lower and often subsidized prices into the U.S. market. Dumping involves selling a product below cost or for less than in the exporter’s home country and is a violation of U.S. trade laws. A number of steel industry anti-dumping initiatives, or trade cases, have been brought in recent years in an attempt to stem the flow of these unlawful imports. Some have been successful while others have not.

(xi) Research and Development

During the past three fiscal years, we did not have any material research and development activities.

(xii) Regulatory Matters

We are subject to a broad range of environmental laws, including those governing air emissions, storm water discharges and the handling and disposal of wastes. We have spent substantial amounts to comply with these requirements. In addition, in the event that we release hazardous materials into the environment, we could be responsible for the remediation of contamination associated with such a release. Primarily because the melting process in Sand Springs generates emission dust that contains lead, cadmium and other heavy metals, we are classified, in the same manner as other electric arc furnace operators in this industry, as a generator of hazardous waste.

The RCRA regulates emissions of sludge/dust from electric arc furnaces (“KO61”), a waste stream generated in significant quantities in Sand Springs. All of the KO61 generated in Sand Springs is shipped to Mexico, where a High Temperature Metals Recovery processor, Zinc Nacional, S.A., recovers the zinc, lead and cadmium and manufactures commercial and high purity zinc products. Zinc Nacional, S.A. is in compliance with the Mexican agency, Office of Environmental Protection, which is similar to the EPA in the United States.

In accordance with the Clean Air Act Amendments of 1990 and Oklahoma’s State Implementation Plan, we received a Title V operating permit in March 1998. We have been routinely audited and have had no resulting violations or outstanding issues. Late in 2000, we participated in a plant-wide EPA self-audit at our Sand Springs plant. No financially significant issues were found to exist in our opinion. In October 2003 we received our Title V Permit Renewal, which is formally described as our Part 70 Operating Permit Renewal 2002-019-TVR. Additional or new air emission control regulations or requirements applicable to our operations may be promulgated under the Clean Air Act in the future. We cannot at this time accurately estimate the costs, if any, of compliance with such future Clean Air Act regulations or requirements.

We are subject to a broad range of federal, state and local environmental regulations and requirements, including those governing air emissions and discharges into water, and the handling and disposal of solid and/or hazardous wastes. As part of the normal course of business, we incur an average of $1.0 to $2.0 million in expenses annually, primarily for the disposal of baghouse dust generated in the melt shop, to comply with these regulations and requirements. In addition, in the event that we release a hazardous substance, we could be responsible for the remediation of contamination associated with such a release. We believe that we are currently in substantial compliance with all material and applicable environmental regulations.

(xiii) Employees

As of April 30, 2005, we had 661 employees. Approximately 68% of our employees are represented by one of three collective bargaining units affiliated with the United Steelworkers of America (Sand Springs, Joliet and Kansas City). Sand Springs is party to a collective bargaining agreement covering 292 hourly-paid production and maintenance employees. This agreement, which was negotiated and ratified during April 2004, is for a two-year period expiring on March 2, 2006. Joliet is also party to a collective bargaining agreement, which was ratified in May 2004, covering 122 hourly-paid production and maintenance employees that expires on January 31, 2006. Kansas City had a collective bargaining agreement, covering 26 employees that expired on October 31, 2003. Kansas City is operating under the terms of the expired agreement. The Railway has 15 employees of which 10 are represented by various labor unions.

ITEM 2.	PROPERTIES

We own properties related to our operation of the Sand Springs facility, the Joliet facility and the Waddell facility. We lease nine acres of land adjacent to the Joliet facility from the Metropolitan Water Reclamation District of Greater Chicago under a long-term lease expiring in 2053. We also lease the plant in Kansas City and the Wellington facility in Sand Springs.

The Railway provides freight service between Sand Springs and Tulsa, Oklahoma. The Railway owns 32 miles of railroad track located on approximately 10 acres of land, three locomotives, 28 gondola railcars and four flat railcars. The Railway owns and operates a maintenance shop for normal repairs and upkeep of locomotives and railcars located on approximately six acres of land. The Railway also owns and operates an eight acre transload facility and a warehouse facility.

The following table provides information about our owned and leased properties, as of April 30, 2005:

	Buildings
Location	Acres	Square Feet	Employees	Leased/ Owned
Sheffield - Sand Springs, OK			398
Mill	148	616,548		Owned
Corporate Office	1	24,955		Owned

Total	149	641,503

Sheffield - Joliet, IL			155
Mill	30	345,735		Owned
Joliet, IL adjacent to mill	9	—		Leased

Total	39	345,735

Team Rebar - Missouri			53
Sheffield - Kansas City, MO	3	77,100		Leased
Waddell’s Independence, MO	2	32,213		Owned

Total	5	109,313

Wellington - Sand Springs, OK			40
Mill	4	26,000		Leased

Total	4	26,000

Sand Springs Railway - Sand Springs, OK			15
Sand Springs Railway Transload	8	68,722		Owned
Sand Springs Railway Maintenance	6	44,778		Owned
Sand Springs Railway Track (32 miles of track)	n/a	n/a		Owned/ right of way

Total	14	113,500

Company Total	211	1,236,051	661

We have granted a first priority lien on substantially all of our real property and equipment (excluding the real property and equipment of the Railway) to US Bank National Association, as trustee for the notes.

We have granted a second priority lien on such real property and equipment and a first priority lien on the real property and equipment of the Railway to The CIT Group/Business Credit, Inc. as lender under the credit facility. The credit facility is secured by a first lien on substantially all of our other personal property and US Bank National Association, as trustee for the notes, has a second lien on all such property.

We have total capacity to produce 600,000 tons of semi-finished goods and 620,000 tons of finished goods annually.

•	Sand Springs, Oklahoma - 600,000 tons of annual semi-finished goods production capacity and 500,000 tons of annual finished goods capacity

•	Joliet, Illinois - 120,000 tons of annual finished goods capacity

•	Kansas City & Independence, Missouri – 35,000 tons annual capacity.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in claims and legal actions arising in the ordinary course of business. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data for the five years ended April 30, 2005 and at our emergence from bankruptcy on August 14, 2002 should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in Item 7 of this Report.

On August 14, 2002, we emerged from Chapter 11 bankruptcy. In accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, we adopted freshstart accounting as of August 14, 2002 and our emergence from Chapter 11 resulted in a new reporting entity. Under fresh-start accounting, the reorganization value of the entity is allocated to the entity’s assets based on fair values, and liabilities are stated at the present value of amounts to be paid determined at appropriate current interest rates. The effective date is considered to be August 14, 2002 for financial reporting purposes. The periods presented prior to August 14, 2002 have been designated “predecessor company” and the periods starting on August 14, 2002 have been designated “successor company.”

As a result of the implementation of fresh-start accounting as of August 14, 2002, our financial statements after that date are not comparable to our financial statements for prior periods because of the differences in the basis of accounting and the debt and equity structure for the predecessor company and the successor company. The most significant effect of the differences in the basis of accounting on the successor company’s financial statements is lower interest expense as a result of the discharge of $136.0 million of debt upon our emergence from bankruptcy.

The other financial data set forth below include calculations of EBITDA. This measure is not required by or presented in accordance with GAAP. Please see footnote 1 below for a discussion of EBITDA.

	Successor Company					Predecessor Company
	Fiscal Year Ended April 30,				Eight and One-Half Months Ended April 30, 2003	Three and One - Half Months Ended August 13, 2002	Fiscal Year Ended April 30,
	2005		2004				2002	2001
	(dollars in thousands, except per ton data)
Income Statement Data:
Sales	$296,659		$244,708		$121,231	$44,621	$152,636	$166,110
Cost of sales	245,530		214,619		111,527	39,810	130,708	140,666

Gross profit	51,129		30,089		9,704	4,811	21,928	25,444
Selling, general and administrative expense	13,178		13,068		8,816	3,952	16,346	14,763
Depreciation and amortization	7,037		6,955		5,694	1,773	15,776	8,446
Postretirement benefit expense other than pensions	2,634		2,715		1,671	—	2,819	2,686
Litigation settlement	—		—		—	—	(1,119)	—

Operating income (loss)	28,280		7,351		(6,477)	(914)	(11,894)	(451)

Interest expense	9,677		6,935		4,264	762	9,735	16,919
Other (income) expense	(1,259)		—		49	1,619	2,576	36

Income (loss) before income taxes and extraordinary item	19,862		416		(10,790)	(3,295)	(24,205)	(17,406)
Income tax benefit	(2,592)		—		—	—	—	—

Income (loss) from continuing operations	22,454		416		(10,790)	(3,295)	(24,205)	(17,406)
Extraordinary item - loss on retirement of long-term debt	—		—		—	—	—	7,400

Net income (loss)	$22,454		$416		$(10,790)	$(3,295)	$(24,205)	$(24,806)

Other Operational Data:
Tons sold	512,460		616,531		328,968	123,983	423,508	442,228
Sales per ton	$578.89		$396.91		$368.52	$359.90	$360.41	$375.62

Balance Sheet Data (at end of period):
Total assets	$161,825		$123,894		$116,089	$117,614	$119,661	$138,238
Long-term debt (including current portion)	83,051		70,245		65,538	29,064	28,224	146,270
Liabilities subject to compromise	—		—		—	—	138,178	—
Stockholders’ equity (deficit)	$11,541		$(9,053)		$(8,569)	$(81,474)	$(78,179)	$(49,189)

Other Financial Data:
EBITDA (1)	$36,576		$14,306		$(832)	$(760)	$1,306	$7,959
Ratio of earnings to fixed charges (2)	2.	6x	1.1	x	—	—	—	—
Depreciation expense	7,037		6,955		5,694	1,773	15,776	8,446
Capital expenditures	$13,681		$1,381		$1,103	$559	$1,139	$5,871

(1)	EBITDA, which we define as earnings before interest, taxes, depreciation and amortization, is not a measure of financial performance calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). EBITDA does not represent and should not be considered as an alternative to net income or cash flows from operations, which are determined in accordance with GAAP.

We use EBITDA as a measure of operating performance, but not as a measure of liquidity. It assists us in comparing our performance on a consistent basis as it removes the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation and amortization of machinery and equipment) from our operating results.

We also use it with respect to compliance with our credit facility, which requires us to maintain a specified amount of Free Cash Flow for a rolling 12-month period that ends on the last day of each of our fiscal quarters. Free Cash Flow is defined as EBITDA (as defined in our credit facility) less certain fixed charges. EBITDA as that term is defined under our credit facility differs from the EBITDA measure used herein in that it includes a further adjustment to exclude the effect of extraordinary and/or nonrecurring gains or losses. We are in compliance with our Free Cash Flow covenant through the 12-month period ending April 30, 2005.

Material limitations exist to using EBITDA, as compared to net income, including difficulty in comparing our EBITDA results with similarly titled measures of other companies and the inability to analyze certain items, including depreciation and interest expense, that directly affect our net income or loss. We compensate for these limitations by considering the economic effect of excluded items independently and in connection with our analysis of net income. EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP or as a measure of liquidity.

We believe EBITDA is useful to investors in evaluating our operating performance because:

•	it is widely used in the steel industry to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets. We believe that, by eliminating such effects, EBITDA provides a meaningful measure of overall corporate performance exclusive of our capital structure and the method by which our assets were acquired; and

•	it helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation and amortization of machinery and equipment) from our operating results. Set forth below is a reconciliation of net income to EBITDA:

The following is a reconciliation of EBITDA to net income:

	Successor Company			Predecessor Company
	Fiscal Year Ended April 30,		Eight and One-Half Months Ended April 30, 2003	Three and One-Half Months Ended August 13, 2002	Fiscal Year Ended April 30,
	2005	2004			2002	2001
	(dollars in thousands)
Net income (loss)	$22,454	$416	$(10,790)	$(3,295)	$(24,205)	$(24,806)
Interest expense, net	9,677	6,935	4,264	762	9,735	16,919
Income tax benefit	(2,592)	—	—	—	—
Depreciation	7,037	6,955	5,694	1,773	15,776	8,446
Extraordinary Item	—	—	—	—	—	7,400

EBITDA	$36,576	$14,306	$(832)	$(760)	$1,306	$7,959

(2)	For purposes of calculating this ratio, “earnings” consists of income before income taxes and fixed charges. “Fixed charges” consist of interest expense on indebtedness, amortization of debt issuance costs, amortization of debt discount and the interest portion of rental expense. Earnings were insufficient to cover fixed charges in the eight and one-half month period ended April 30, 2003 by approximately $10.8 million; in the three and one-half month period ended August 13, 2002 by approximately $3.3 million; in the fiscal year ended April 30, 2002 by approximately $24.2 million and in the fiscal year ended April 30, 2001 by approximately $17.4 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MD&A contains statements that are forward-looking. You should read the following discussion in connection with our consolidated financial statements, including the notes to those statements, included in this document. The following discussion contains forward-looking statements which include numerous risks which you should carefully consider. These statements are based on current expectations and assumptions that are subject to uncertainties not currently known to us or that we currently deem to be immaterial which could cause actual results to differ materially. Additional risks and uncertainties may also materially and adversely affect our business. Any risks could materially adversely affect our business, financial condition or results of operations. Our fiscal years end on April 30.

Management Summary

Sheffield Steel is a regional mini-mill that produces a range of steel products including concrete reinforcing bar, hot rolled steel bar, and fabricated products such as fabricated rebar, railroad track spikes, and steel fence posts. Our headquarters and largest manufacturing facility is located in Sand Springs, Oklahoma, where we have an annual billet-making capacity of 600,000 tons. We also have a rolling mill in Joliet, Illinois, two rebar fabrication plants in the Kansas City area, a railroad spike manufacturing operation in Sand Springs, a post fabrication shop located adjacent to the Sand Springs mill, and a short-line railroad. The major cost components of our products are steel scrap and other raw materials, energy, labor, warehousing and handling and freight costs.

Several external factors exist which impact our results of operations, including volatility of steel prices, the cost of purchased raw materials, the magnitude and durability of world economy, the impact of production and consumption of steel in developing countries (which has a large impact on the volatility of steel raw material supplies and global steel pricing), and the fluctuating volume of imports to the United States.

History

Our Sand Springs facility was started in 1929 and was originally named Tulsa Rolling Mills. In 1936, the facility was leased by Sheffield Steel Corporation, a subsidiary of Armco Steel Corporation. In 1946, Sheffield Steel Corporation, a subsidiary of Armco Steel Corporation, purchased the plant. During the early 1950s Sheffield Steel Corporation became a division of Armco Steel. The Sheffield name and logo continued to be used in the Midwest for steel fence posts and wire products. In 1981, Armco sold the Sand Springs facility to HMK Enterprises and the Sheffield name was retained creating the new Sheffield Steel Corporation. Sheffield started up the Kansas City Rebar fabrication facility in 1985, acquired the Joliet, Illinois mill in 1986 and acquired the Railway in 1987. Later, Sheffield acquired Waddell’s rebar Fabricators in 1997 and Wellington Industries in 1998.

During the late 1990s, the U.S. steel industry experienced high energy costs, an increased volume of imported steel due in part to the illegal dumping of steel by foreign producers and a slowdown in the general economy. As a result of these factors and our significant debt service obligations at the time, our predecessor became unable to meet its financial obligations. In December 2001, our predecessor voluntarily filed a petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Oklahoma. On August 14, 2002, a plan of reorganization was confirmed by the bankruptcy court and we emerged from bankruptcy. Under the plan, we satisfied our predecessor’s indebtedness with an exchange representing 95% of the equity interest in our common stock and $30.0 million principal amount of new 10% senior secured notes due 2007. In total, $136.0 million was discharged under the plan of reorganization. The bankruptcy case was fully closed on March 30, 2005.

After we emerged from bankruptcy, our financial performance has improved due to significant changes in our business and industry. Annualized utilization at our Sands Springs rolling mill improved approximately 25%. Company-wide annual rolling capacity increased from approximately 460,000 tons to 620,000 tons as a result of the implementation of several operating initiatives, including (1) performance of scheduled preventive maintenance, (2) improvement to our mill setup techniques and (3) revamping of our employee incentive plans. In addition, we expanded our sales efforts into Arizona, Nevada and California which reduced the impact of seasonality and increased our volume. The impact of rising scrap prices continues to be partially offset by scrap surcharges that were implemented in January 2004.

Due to these business improvements and industry changes, we believe that we will be able to perform significantly better in comparison to the periods prior to our emergence from bankruptcy and the implementation of these improvements and changes.

(1-2) Liquidity and Capital Resources

Our business is capital intensive and requires substantial capital expenditures for, among other things, the purchase and maintenance of equipment used in our steelmaking and finishing operations and necessary to remain in compliance with environmental laws. For fiscal year ending April 30, 2005, our capital expenditures were $13.7 million, including $8.7 million for the purchase of a previously-leased reheat furnace that we purchased with a portion of the proceeds from the sale of the new notes. In addition to capital expenditures, our short-term and long-term liquidity needs arise largely from working capital requirements, principal and interest payments related to our outstanding indebtedness. We have met, and anticipate continuing to meet, our liquidity requirements with cash provided by operations, equity, long-term borrowings, our revolving credit facility, state and local grants and capital cost reimbursements.

As of April 30, 2005, we had long-term indebtedness of $83.1 million, including a current portion of $11.9 million, and we had approximately $15.0 million of additional borrowing availability under our revolving credit facility. Our current liquidity requirements include working capital needs, cash for debt service including an excess cash flow offer to repurchase notes as required by our indenture and capital expenditures. We intend to finance current operations and investing activities with cash from operations and borrowings under our revolving credit facility.

Borrowings under our revolving credit facility bear interest at a floating rate. To the extent that interest rates increase or decrease, and to the extent that amounts outstanding under the revolving credit facility increase or decrease, there will be corresponding increases or decreases in our interest obligations. In addition, our revolving credit facility and long-term indebtedness contain certain customary covenants. Since our emergence from bankruptcy we have been in non-compliance with a covenant on three occasions, in each instance receiving a waiver of non-compliance. In July 2003, at no cost to us, we obtained a permanent waiver of the covenant to provide the lender a post-bankruptcy opening balance sheet and analysis of tax consequences of rescheduling and forgiveness of the indentures within 90 days under our previous working capital term loan. In July 2003, we received a waiver for a violation of the cash flow covenant of the revolving credit facility. We paid an accommodation fee of $100 thousand for the waiver, which was effective for the period ending on April 30, 2003. In June 2004, at no cost to us, we amended the working capital term loan, which included obtaining a waiver for non-compliance with the negative pledge, debt and capital expenditures covenants. We repaid the working capital term loan with a portion of the proceeds from the issuance of the old notes.

Bond Indenture Excess Cash Flow Offer

Under the indenture governing our 11 3/8% senior notes due 2011, we are required to offer to repurchase an amount of the 11 3/8% notes equal to half the amount of excess cash flow (as defined in the indenture) generated during fiscal year 2005. Repurchases are scheduled to occur in late August or early September 2005 and will be funded with cash on hand. The repurchase offer will be for $11.8 million of the 11 3/8% notes, as calculated below.

Fiscal Year Ended April 30, 2005
(in thousands)
Consolidated EBITDA (1)	$38,965

Unfunded Capital Expenditures (2)	3,622
Principal payments on debt	838
Cash Interest paid	8,396
Income tax paid	2,440

Less Total Cash Items	15,296

Excess Cash Flow	23,669

50% of Excess Cash Flow	$11,835

(1)	Consolidated EBITDA, as defined in the indenture for our 11 3/8% notes, is earnings before interest, taxes, depreciation and amortization with an add back of “consolidated non-cash charges less any non-cash items increasing consolidated net income for such period” (the “Indenture add back”). For fiscal year 2005, the add back consists of the write-off of non-cash debt issuance costs related to the retired notes as well as the write off of unamortized discount on the issuance of the retired notes. Consolidated EBITDA does not represent and should not be considered as an alternative to net income or cash flows from operations, which are determined in accordance with GAAP. We are required by our note indenture to calculate Consolidated EBITDA for the purpose of computing excess cash flow (as defined in the indenture).

Reconciliation of Consolidated EBITDA and Net Income:

Fiscal Year Ended April 30, 2005
(in thousands)
Net income (loss)	$22,454
Interest expense, net	9,677
Income tax benefit	(2,592)
Depreciation	7,037
Indenture add back (defined in (1) above)	2,389

Consolidated EBITDA	$38,965

(2)	Unfunded Capital Expenditures are capital expenditures less those expenditures made with financed funds during the year. For fiscal year 2005, financed funds were used to purchase our reheat furnace and our Railway transload facility.

Reconciliation of Unfunded Capital Expenditures and Capital Expedentitures:

Fiscal Year Ended April 30, 2005
(in thousands)
Unfunded capital expenditures	$3,622
Funded capital expenditures:
Reheat furnace	8,573
Transload facility	1,486

Capital expenditures	$13,681

As required by the indenture, notice of the offer to repurchase the 11 3/8% notes must be mailed within 90 days of the fiscal year end, the offer will remain open for 20 business days and the repurchase date can be no earlier than 30 days nor later than 60 days after the notice was mailed.

3) Results of Operations

Fiscal Year 2005 As Compared To Fiscal Year 2004

The following presents an overview of our results of operations for the years ended April 30, 2005 and 2004.

Sales

Sales for fiscal year 2005 were $296.7 million. This was a 22% increase over fiscal year 2004. During the period, pricing increased 47% in comparison to the prior year, while shipments decreased 17%.

•	Rebar sales increased 8% for fiscal year 2005 in comparison to fiscal year 2004. Shipments, however, decreased 27% as demand decreased during the second and third fiscal quarters due to customers reducing their inventories, which were at high levels, in anticipation of slower winter business. Rebar pricing was 48% higher than the prior year.

•	Sales of hot rolled bar increased 40% for fiscal year 2005. However, shipments decreased 4% as compared to fiscal year 2004 while the sales price increased 46% over the same period.

•

Fabricated product sales increased 25% for fiscal year 2005 in comparison to fiscal year 2004. This resulted from an increase in prices for fabricated products of 31% during the period, offset by a decrease in overall shipments of 4% between the periods. Within the product categories, fabricated rebar shipments increased by 9% and railroad spike shipments by 10%, offset by a 29% decrease in fence post shipments. Prices increased for all three categories.

Cost of Sales and Expenses

Average cost per ton increased 38% to $479 in fiscal year 2005 from $348 in fiscal year 2004 primarily due to increased scrap and alloy prices. During the period, the average price of scrap increased $61.77 per ton, or 47%, and alloy prices increased an average of $15.50 per billet ton, or 130%. Sales volumes decreased approximately 104,000 tons during the same period.

Selling, general and administrative expense increased $0.1 million in fiscal year 2005 as compared to fiscal year 2004. Administrative costs and selling costs increased approximately $0.8 million while insurance and taxes and general expenses decreased $0.7 million.

•	Administrative costs increased $0.4 million during fiscal year April 30, 2005 due to employee profit sharing accruals and selling costs increased $0.4 million resulting from filling open staffing positions.

•	Insurance costs decreased $0.3 million during the same period as a result of lower negotiated rates. A decrease of $0.4 million in general expenses resulted from lower miscellaneous expenses.

Depreciation expense increased $0.1 million during fiscal year 2005 as compared to fiscal year 2004 due to capital expenditures offset by assets becoming fully depreciated.

Post-retirement benefit expense other than pensions decreased by $0.1 million (3%) in fiscal year ended April 30, 2005 compared to fiscal year 2004 due to a revision in actuarial estimates.

Interest expense increased 40%, or $2.7 million, during fiscal year 2005 compared to fiscal year 2004. This increase was due to $12.8 million additional debt and the higher interest rate resulting from the new 11 3/8% bonds as of fiscal year ended April 30, 2005.

The loss on debt retirement of $3.5 million which occurred as a result of the bond refinancing during the second quarter of fiscal year 2005 consisted of $2.4 million for the write-off of the unamortized discount and unamortized debt issuance costs on the bonds retired by the transaction, $0.6 million early-retirement premium of old bonds and $0.5 million in fees for early payoff of working capital revolver.

A gain of $4.8 million resulting from a litigation settlement with our former owners was recognized in fiscal year 2005. This litigation related to the payment of dividends to the former owners and redemption of stock at a time when we were insolvent or on the verge of insolvency. The gain consisted of the following:

(in millions)
Cash	$4.5
Note Receivable	1.3
Payments to prepetition unsecured creditors	(1.2)
Fees paid	(0.6)
Decrease in bankruptcy liabilities	0.8

Total	$4.8

Income Taxes

The effective tax rate for fiscal year 2005 is approximately 38%. We have paid the following federal and state taxes in fiscal year 2005:

(in thousands)
Illinois state tax	$88.0
Missouri state tax	39.0
2004 federal alternate minimum tax applied to 2005	70.0
2005 1st quarter federal safe harbor	17.5
2005 2nd quarter federal estimated	1,475.0
2005 4th quarter federal estimated	750.0

Total	$2,439.5

Federal tax payments were made after applying our available net operating loss carryforwards. The provision for income taxes include these payments, offset by the reduction of our valuation allowance, which allowed us to recognize the value of our deferred tax assets on the balance sheet.

Fiscal Year 2004 as Compared to the 2003 Combined Period

The following presents an overview of our results of operations for the year ended April 30, 2004, and the period from May 1, 2002 to August 13, 2002 combined with the period from August 14, 2002 to April 30, 2003 (collectively the “2003 Combined Period”). (Our results before August 14, 2002 are not generally comparable to the results of operations after that date due to the effects of fresh-start accounting and our reorganization. The 2003 Combined Period is not presented in accordance with generally accepted accounting principles.)

Sales

The increase in sales was due primarily to improved demand, which was driven in part by new customers in the western United States and a sharp reduction in steel imports resulting from strong Chinese demand for steel, a weaker dollar and high ocean shipping costs. The increase in sales was also due to the addition of a new product line at the Sand Springs facility. As explained below, shipments and pricing generally increased in fiscal year 2004 compared to the 2003 Combined Period.

•	Shipments of hot rolled bar from Sand Springs increased 17% in fiscal year 2004 compared to the 2003 Combined Period. Sales volume for hot rolled bar products increased due in part to increased production and productivity rates at the Sand Springs mill. Shipments of hot rolled bar products from Joliet decreased 2%. Pricing improved at both locations.

•	Shipments of rebar increased 76% and rebar pricing increased 20% in fiscal year 2004 compared to the 2003 Combined Period.

•	Shipments of fabricated products increased 16% and fabricated product pricing increased 8% in fiscal year 2004 compared to the 2003 Combined Period. Pricing improved on fabricated rebar, railroad spikes and fence posts and shipments improved on all fabricated products except railroad spikes, which were essentially unchanged.

Cost of Sales and Expenses

Average cost of sales increased to $348 per ton in fiscal year 2004 from $334 per ton in the 2003 Combined Period due primarily to increases in scrap costs and, to a lesser degree, to increases in energy costs. These increases were partially offset by cost reductions related to the increased throughput in Sand Springs. Costs per ton decreased due to increased production and generally consistent fixed or semi-fixed costs.

Selling, general and administrative expense increased $0.3 million in fiscal year 2004 compared to the 2003 Combined Period. This increase primarily relates to higher net periodic pension costs.

Depreciation expense decreased $0.04 million in fiscal year 2004 compared to the 2003 Combined Period due to a company-wide restricted capital expenditure program under which only essential or maintenance-related expenditures were made. Capital spending was $1.4 million for fiscal year 2004.

Post-retirement benefit expense increased $1.0 million in fiscal year 2004 compared to the 2003 Combined Period. No expense was recorded during the three and one-half month predecessor portion of the Combined Period due to the bankruptcy.

Interest expense increased $1.4 million in fiscal year 2004 compared to the 2003 Combined Period. This increase relates to (i) prior to emergence from bankruptcy our first mortgage debt was undersecured and subject to compromise in the Chapter 11 proceedings and, accordingly, no interest was accrued; and (ii) changes subsequent to our fresh-start date relate to changes in the level of debt outstanding and the floating interest rate.

Cash Flow Analysis

Fiscal Year 2005 As Compared To Fiscal Year 2004

Cash provided by operating activities was $6.6 million in fiscal year 2005, compared with cash flow used by operating activities of $1.1 million in fiscal year 2004. Cash provided by operations in fiscal year 2005 included:

•	$22.5 million in net income,

•	$2.3 million increase in accounts payable and current liabilities due to $3.9 million increase in profit sharing accruals and $1.0 million increase in vacation accrual and other liabilities, offset by $2.4 million decrease in bankruptcy accrual and current pension benefit obligations.

•	$0.5 million increase in long-term liabilities,

•	$0.2 million increase in accrued interest, and

•	$7.0 million in depreciation.

Cash used by operations included:

•	$17.4 million increase in inventories due to an inventory build. We started fiscal year 2005 with very low levels of inventory resulting from robust shipping levels seen in early calendar year 2004. Since shipments slowed, starting in September 2004, we have been able to restore what we believe to be normal inventory levels. Additionally, inventories increased due to rising costs of our raw materials (scrap, alloys, energy, electrodes and refractories),

•	$2.4 million increase in other long term assets due to $1.1 million long-term portion of note receivable from litigation settlement,

•	$1.0 million increase in prepaid expenses and other due to prepaid income taxes and the current portion of note receivable from litigation settlement,

•	$1.6 million increase in accounts receivable due to increased sales, and

•	$1.9 increase in other comprehensive income due to adjustment in pension liability, net of tax.

Cash used in investing activities in fiscal year 2005 was $13.7 million compared to $1.4 million in fiscal year 2004. Cash used in investing activities in fiscal year 2005 included $8.7 million for the purchase of our reheat furnace operating lease, $1.5 million by the Railway for the purchase of approximately eight acres of land that contain a 68,722 square foot office building, transloading/ warehouse facility and $0.7 million for a billet cast crane. Remaining capital expenditures are up $1.5 in fiscal year 2005 over fiscal year 2004 due to the resumption of a normal capital program.

Cash flow provided by financing activities was $7.7 million during fiscal year 2005 due to the refinancing of our debt and the resulting increase in our outstanding debt. During fiscal year 2004 cash flow provided by financing activities was $3.7 million resulting from revolving credit borrowings partially offset by debt repayments.

Fiscal Year 2004 as Compared to the 2003 Combined Period

Cash used in operating activities was $1.1 million in fiscal year 2004 compared to $8.1 million in the 2003 Combined Period. Cash used in operating activities in fiscal year 2004 included a $14.5 million increase in accounts receivable due to the increase in sales. This increase in accounts receivable was partially offset by $7.4 million in net income plus depreciation expense. Of the $6.4 million of interest expenses, only $3.8 million was paid in cash during fiscal year 2004, and the balance was deferred by bondholder consent. As of the end of fiscal year 2004, two quarterly bond payments remained outstanding; these payments were made on May 28, 2004 and June 30, 2004.

Cash used in investing activities in fiscal year 2004 was $1.4 million compared to $1.7 million in the 2003 Combined Period. Expenditures in both years were limited to essential maintenance related capital spending. Maintenance related spending (an expense that is included in cost of goods sold) increased in fiscal year 2004 compared to the 2003 Combined Period, contributing to an increase in our utilization rate and the resulting increase in tons produced and shipped.

Cash provided by financing activities was $3.7 million during fiscal year 2004 and consisted of increased borrowings under the revolving credit facility of $6.6 million used to finance capital spending and the increase in working capital. Other long-term debt decreased by $2.9 million in fiscal year 2004.

Borrowings - Fiscal Year 2005

As of April 30, 2005, we had long-term indebtedness of $83.1 million. We had approximately $15 million of additional borrowing availability under our revolving agreements and $4.5 million in cash for a total liquidity of $19.5 million.

Increase Cash Flow Through Capital Improvements

We have identified areas of capital improvements that will upgrade our existing equipment and processes and enable us to increase capacity, reduce costs and extend the usable life of our existing equipment. Foremost among these capital improvements is the addition of a ladle arc furnace. The addition of a ladle arc furnace will enable us to operate our electric arc furnaces at greater efficiencies by creating a very controlled refining environment that results in less alloy, energy and electric furnace consumables usage, and can accommodate more restrictive chemistries. The cost to purchase and install this equipment is approximately $8.0 to $9.0 million.

We anticipate we can have a ladle arc furnace operational in our Sand Springs facility by the second quarter of fiscal year 2007. The timing of this upgrade is, however, subject to many factors, including operational delays and our general financial condition. We believe the completion of this project would result in savings of approximately $7.50 per ton, increasing EBITDA and net income by approximately $4.0 million per year.

We used a portion of the net proceeds from the sale of the $80 million 11 3/8% notes to purchase our reheat furnace for approximately $8.7 million. Previously, we had financed the reheat furnace through an operating lease (rental expense). The purchase eliminated our exposure to a fair market value buyout of the reheat furnace in 2008.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate the appropriateness of these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances. Actual results may differ from these estimates due to actual outcomes being different from those upon which we based our assumptions.

The following critical accounting policies, which we have discussed with our audit committee, reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We do not believe that changes in these assumptions and estimates that are reasonably likely to occur from period to period would have a material impact on our consolidated financial statements.

Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

We grant credit to customers on standard industry terms of net 30 days. At April 30, 2005 and 2004, accounts receivable were outstanding an average of 40 days and 41 days, respectively. This variance from our typical credit terms is largely a result of the practice of several larger customers to pay upon receipt of monthly statements summarizing the previous month’s invoices, resulting in payment for invoices issued early in the previous month to be made outside of the 30 day credit period. The variance also is a result of our government contractor customers who pay us only after they receive payment from the government, which occurs outside of the 30 day credit period. Finally, the variance is also due in part to customers purchasing products that require further processing from third-party vendors paying only after the customer receives the finished product from those vendors, which may occur outside the 30 day credit period.

At April 30, 2005 and 2004, approximately 30% and 39% of accounts receivable were outstanding 30 days or more and, of these, approximately 80% and 86%, respectively, were outstanding 60 days or less.

We have policies and procedures in place to evaluate the collectibility of customer accounts and to estimate bad debts based on each customer’s creditworthiness and general economic conditions. We evaluate all customer accounts quarterly and our top ten customer accounts monthly. However, any adverse change in the financial condition of customers could affect our estimate of bad debts.

Inventories

Raw materials and scrap inventories are stated at the lower of average cost or market. The cost of work-in-process and finished goods inventories is based on standards which approximate the lower of cost or market. Work-in-process and finished goods include direct labor and allocated overhead. Generally, we do not have obsolete inventory. Excess finished goods inventory is written down to its scrap value and can be converted into a saleable finished good.

Other Assets

Other assets consist primarily of debt issuance costs of $4.5 million. Debt issuance costs are amortized over the term of the related indebtedness.

Reorganization Value in Excess of Identifiable Assets

Reorganization value in excess of identifiable assets is treated as goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and is evaluated by management for impairment annually. No impairment existed as of April 30, 2005 and 2004.

Property, Plant and Equipment

Property, plant and equipment, which include capital leases, is stated at cost. Depreciation and amortization is provided over the estimated useful lives of the individual assets using the straight-line method. The useful lives of the property and equipment range from three to twenty-five years. Significant renewals and betterments are capitalized; costs of maintenance and repairs are charged to expense as incurred. Equipment under capital leases is amortized over the shorter of the life of the lease or asset life.

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

Pension and Other Post-retirement Plans

We have defined benefit pension plans covering the hourly employees at Sand Springs and Joliet and the salaried employees at Sand Springs. The benefits are based on years of service and the employee’s compensation during the highest five of the last ten years before retirement.

We also sponsor a defined benefit health care plan for retirees and employees in Sand Springs. We measure the costs of this obligation based on our best estimate. The net periodic costs are recognized as employees render the services necessary to earn the post-retirement benefits.

Environmental Compliance Costs

We accrue for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Environmental remediation costs have not had a material impact on the Company’s financial position, results of operations, or liquidity.

Revenue Recognition

Revenues from sales are recognized when title passes to the customer, which occurs when products are shipped. Raw material surcharges per ton are calculated based on the monthly Metal Market for Chicago #1 Heavy Melt and are included on the sales invoice on a per ton basis. There are no customer acceptance provisions and customer returns are resolved on a case-by-case basis. Customer returns were 0.05%, 0.08% and 0.5% of sales for the periods ended April 30, 2005, 2004, and 2003 respectively, and were recognized at the time the expense was incurred, except for a quality reserve at Joliet which is established at each year end and subsequently charged with prior year quality issues.

Railway revenue on inbound and outbound shipments is recognized upon delivery to either the interchange or the end user. Revenues for demurrage, equipment rental and switching are recognized at the time of service.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported. We believe that these estimates are reasonable and proper; however, actual results could differ from estimates.

Asset Impairment

We periodically evaluate the carrying value of long-lived assets when events and circumstances warrant such a review. A long-lived asset is considered impaired when the anticipated undiscounted future cash flows from a logical grouping of assets is less than its carrying value. In that event, we recognize a loss equal to the amount by which the carrying value exceeds the fair market value of assets. No impairments were recorded for the years ended April 30, 2005 and 2004.

Advertising Costs

All advertising costs are expensed as incurred.

Shipping and Handling

Internal shipping and handling costs and costs associated with inbound freight are included in inventory or cost of sales. Shipping costs charged to customers are recorded as revenue and the associated costs incurred are recorded as cost of goods sold.

Planned Maintenance Activities

Annually, we shut down the plant for planned major maintenance activities. We accrue for these planned major maintenance activities costs throughout the year. These costs include estimated costs for material, labor, supplies and contractor assistance for (i) repairs to furnace refractories, (ii) maintenance on transformers and (iii) work on other equipment.

Segment and Product Revenue Information

We provide steel products and services to the steel manufacturing and fabricating industry and therefore believe that all of the business activities from which it earns revenues and incurs expenses are from a single segment. The products produced, production processes, customers and methods of distribution are of a similar nature throughout the company. Our chief operating decision maker does not make decisions that affect the company based on discrete financial information with respect to products or production facilities. None of our sales were outside the United States. We sell our products through our own sales force and, to a limited extent, through sales agencies. All of our assets are located in the United States.

Stock Based Compensation

We granted 250,000 shares of restricted stock to certain members of senior management and the Board of Directors in December 2003. As we had recently emerged from bankruptcy and the market conditions in the steel industry at the time of issuance were depressed and volatile, the fair value of the restricted stock was determined by the Board of Directors to be $0.01 per share. A portion of these awards vested on December 3, 2003, the grant date, with the remaining awards vesting on August 14, 2004. We used the fair value method to account for stock based employee compensation.

Reclassifications

Certain amounts in 2003 and 2004 have been reclassified to conform to 2005. These reclassifications have no impact on net income (loss) or accumulated earnings (deficit).

Recent Accounting Pronouncements

In November 2002, the FASB issued Financial Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements/or Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 expands the existing disclosure requirements for guarantees and requires that companies recognize a liability for guarantees issued after December 31, 2002. The implementation of FIN 45 did not have a significant impact on our financial position or results of operations.

In 2003, the FASB issued FASB Staff Position FAS No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”) provides a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare Part D benefit. Any measures of our accumulated post-retirement benefit obligation (“APBO”) or net post-retirement benefit expense provided in these financial statements and accompanying notes to the financial statements, do not reflect the effects of the MMA on any of our post-retirement healthcare plans.

In 2004, the FASB issued (FSP) FAS 106-2, Accounting and Disclosure Requirements related to the Medicare Prescription Drug Improvement and Modernization Act of 2003, which supersedes (FSP) FAS 106-1.

The FSP is effective for the Company’s first interim or annual period beginning after June 15, 2004 and did not have a financial impact on the Company for fiscal year 2004.

In January of 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46 Consolidation of Variable interest Entities—An Interpretation of ARB No. 51 (FIN 46). In December 2003, the FASB issued FIN 46R, which clarified certain issues identified in FIN 46. FIN 46R requires an entity to consolidate a variable interest entity if the entity is designated as the primary beneficiary of that variable interest entity even if the entity does not have a majority of voting interest. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception of any entity created after April 30, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first interim or annual period beginning after March 15, 2004. The implementation of FIN 46 did not have a significant impact on Sheffield’s financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS 150 as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Sheffield adopted the provisions of SFAS 150 as of September 1, 2003. The adoption did not have a material impact on Sheffield’s consolidated financial position or results of operations.

(4) Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition.

(5) Contractual Commitments

Our contractual commitments as of April 30, 2005, are:

	Payment due by period
	Total	FY 06	FY 07 - 08	FY 09 - 10	After FY 10
	(dollars in thousands)
11 3/8 % Senior Secured Notes due 2011 (1)	$80,000	$11,835	$—	$—	$68,165
Revolving credit facility	8	8	—	—	—
Other long-term debt obligations	3,000	—	—	3,000	—
Capital lease obligations	43	18	25	—	—
Interest payments	55,231	9,258	18,515	18,358	9,100
Pension benefits	28,810	2,542	5,186	5,551	15,531
Other post-retirement benefits	21,380	1,763	3,859	4,306	11,452
Utility purchase obligations	600	600	—	—	—

Total	$189,072	$26,024	$27,585	$31,215	$104,248

(1)	Includes obligation to make free cash flow sweep offer to buy back bonds up to $11,835 for FY 06.

Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance, which in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulation factors that are largely beyond our control. In addition, we cannot assure you that our operating results, cash flow and capital resources will be sufficient for repayment of our indebtedness in the future. We believe that based upon current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including additional borrowings under the revolving credit facility, will be adequate for the next twelve months for making required payments of principal and interest on our indebtedness and for funding anticipated capital expenditures and working capital requirements.

Retirement Obligations

We have funding obligations pursuant to the defined benefits plans we offer certain employees. On three occasions, we have requested waivers from the minimum funding requirements imposed by applicable law for these plans. In 1984 and 1993, our predecessor requested waivers of funding obligations which were granted. In 1993, as a result of improved financial circumstances, we timely satisfied the minimum funding requirements despite our receipt of a waiver. In March 2004, we applied for a waiver of our $2.2 million minimum funding obligation. In September 2004, we withdrew our waiver application, submitted in March 2004, and paid our $2.2 million minimum funding requirement. In 2004, we permanently closed two of our three defined benefits plans for any new enrollments.

Inflation

We have not experienced any material adverse effects on operations in recent years because of inflation, although margins can be affected by inflationary conditions. Our primary cost components are ferrous scrap and other raw materials, energy and labor, all of which are susceptible to domestic inflationary pressures. The pricing of finished products, however, can be influenced by general economic conditions and competitive factors in the steel industry. While we have been successful in passing on cost increases to our customers through price adjustments, the effect of steel imports, severe market price competition and under-utilized industry capacity has in the past, and could in the future, limit our ability to adjust pricing.

Outlook

Our outlook for the fiscal year ended April 30, 2006 remains positive. We anticipate that demand and pricing for rebar, hot-rolled bar and fabricated products will remain strong. We anticipate domestic demand for steel will remain strong as imports of steel remain low due to continued domestic demand, a relatively weak U.S. dollar and high ocean shipping costs. We also expect that our continued presence in the western United States will help keep demand for our products strong. We anticipate pricing will remain strong as a result of continued use of the raw material surcharges that were implemented in January 2004. After increasing during fiscal year 2004, scrap prices have fluctuated monthly, however we expect that the continued use of the surcharges will provide adequate margins for our products. We plan on continuing our effort to increase production efficiency through further capital expenditures and maintenance efforts. Foremost among our expected capital expenditures is the addition of a ladle arc furnace, which we estimate will cost approximately $8.0 million to $9.0 million. We hope to have the furnace operational by the second quarter of fiscal year 2007.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the form of interest rate risk relating to borrowings under our credit facility. Revolving credit loans and the Railway term loan under our credit facility accrue interest at floating rates equal to prime plus 0.5% or LIBOR plus 3.0%, as applicable. Advances under the letters of credit under the credit facility accrue interest at floating rates equal to prime plus 0.5%. Because the prime and LIBOR rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under the credit facility. Increases in the applicable interest rates would increase our interest expense and reduce our net income.

We do not have any instruments, such as interest rate swaps or caps, in place that would mitigate our exposure to interest rate risk relating to these borrowings. At April 30, 2005, $3.0 million under the Railway term loan was outstanding under the credit facility and accruing interest under a LIBOR interest lock at 6.00% per annum. Based on this amount of borrowings under the credit facility, the effect of a hypothetical one percent increase in interest rates would increase our annual interest expense and reduce our net income by approximately $0.03 million. We also maintain a portion of our cash and cash equivalents in short-term financial instruments that are subject to interest rate risks. However, due to the short duration of these instruments, we do not believe that any changes in interest rates with respect to these instruments would materially affect our financial condition or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 (a).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b) Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during our last annual report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors and executive officers is incorporated by reference to the information under the caption entitled “Management” in our 2005 Proxy Statement.

Because we do not have a class of securities registered under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), none of our directors, executive officers or ten percent or greater security holders are subject to the reporting requirements of Section 16(a) of the Exchange Act. Accordingly, disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not applicable.

Our Board of Directors has determined Kevin S. Flannery is an independent, audit committee financial expert.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding compensation of our executive officers is incorporated by reference to the information under the caption entitled “Executive Compensation” in our 2005 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding beneficial ownership of our Common Stock by certain beneficial owners and by management is incorporated by reference to the information under the caption entitled “Share Ownership” in our 2005 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions with management and others is incorporated by reference to the information under the caption entitled “Certain Transactions” in our 2005 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item concerning the principal accounting fees paid by the Company and the Audit Committee’s pre-approval policies and procedures, is incorporated by reference to the information under the caption “Audit Committee and Other Audit Matters” in our 2005 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

1.	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this annual report on Form 10-K.

3.	Exhibits. See Index to Exhibits. The exhibits listed in the Index to Exhibits immediately preceding the exhibits are filed herewith in response to this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of July 2005.

SHEFFIELD STEEL CORPORATION

By:	/s/ James P. Nolan
James P. Nolan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated on the 15th day of July 2005.

Signature	Title

/s/ James P. Nolan James P. Nolan	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Stephen R. Johnson Stephen R. Johnson	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ John V. Koerber John V. Koerber	Chairman of the Board of Directors

/s/ Peter Blum Peter Blum	Director

/s/ Kevin S. Flannery Kevin S. Flannery	Director

/s/ Robert L. Purdum Robert L. Purdum	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements for:

Years ended April 30, 2005 and 2004 and eight and one-half months ended April 30, 2003	F-2

Three and one-half months ended August 13, 2002	F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sheffield Steel Corporation

We have audited the accompanying consolidated balance sheets of Sheffield Steel Corporation and subsidiary (a Delaware corporation) as of April 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and other comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Sheffield Steel Corporation and subsidiary for the eight and one-half months ended April 30, 2003 were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dated July 10, 2003.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2005 and 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sheffield Steel Corporation and subsidiary as of April 30, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

June 24, 2005

Sheffield Steel Corporation and Subsidiary

Consolidated Balance Sheets

April 30, 2005 and 2004

	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,463	$3,794
Accounts receivable, less allowance for doubtful accounts of $548 and $398, respectively	37,315	35,721
Inventories	53,305	35,909
Prepaid expenses and other	4,126	833

Total current assets	99,209	76,257
PROPERTY, PLANT AND EQUIPMENT, net	52,037	45,412
REORGANIZATION VALUE IN EXCESS OF IDENTIFIABLE ASSETS	1,476	1,476
OTHER ASSETS:
Deferred income tax asset	3,019	—
Other assets	6,084	749

	$161,825	$123,894

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$11,861	$5,910
Accounts payable	9,972	9,911
Accrued interest payable	1,930	1,754
Accrued liabilities	14,020	11,458

Total current liabilities	37,783	29,033
LONG-TERM DEBT, LESS CURRENT PORTION
Long-term debt	$68,190	$64,335
Term loan	3,000	—

Total long-term debt, less current portion	71,190	64,335
ACCRUED POSTRETIREMENT BENEFIT COSTS	30,661	30,584
OTHER LIABILITIES	10,650	8,995

Total liabilities	150,284	132,947
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock (7,500 authorized, 5,000 issued and outstanding on April 30, 2005 and 2004, $.01 par value)	50	50
Contributed capital	4,056	4,056
Accumulated other comprehensive loss, net of tax of $1,135	(4,645)	(2,785)
Accumulated earnings (deficit)	12,080	(10,374)

Total stockholders’ equity (deficit)	11,541	(9,053)

	$161,825	$123,894

Sheffield Steel Corporation and Subsidiary

Consolidated Statements of Operations

(In thousands)

	For the year ended April 30,		Eight and One-Half Months Ended April 30, 2003
	2005	2004
SALES	$282,720	$230,926	$113,993
BILLED FREIGHT	13,939	13,782	7,238
COST OF SALES	(231,591)	(200,837)	(104,289)
FREIGHT COST	(13,939)	(13,782)	(7,238)

Gross Profit	51,129	30,089	9,704
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	13,178	13,068	8,816
DEPRECIATION EXPENSE	7,037	6,955	5,694
POST-RETIREMENT BENEFIT EXPENSE OTHER THAN PENSIONS	2,634	2,715	1,671

Operating income (loss)	28,280	7,351	(6,477)

OTHER EXPENSE (INCOME):
Interest expense, net	9,677	6,935	4,264
Reorganization expense	—	—	49
Loss on debt retirement	3,534	—	—
Gain from litigation settlement	(4,793)	—	—

Net income (loss) before taxes	19,862	416	(10,790)
INCOME TAX BENEFIT	(2,592)	—	—

Net income (loss)	$22,454	$416	$(10,790)

The accompanying notes are an integral part of these consolidated financial statements.

Sheffield Steel Corporation and Subsidiary

Consolidated Statements of Stockholders’ Equity (Deficit) and Other Comprehensive Income (Loss)

For the periods from August 14, 2002 (date of reorganization) to April 30, 2005

(In thousands)

	Common Stock	Contributed Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)	Total
Balance at August 14, 2002	$—	$—	$—	$—	$—
Reorganization of company - reorganization value	48	4,056	—	—	4,104
Net loss	—	—	—	(10,790)	(10,790)
Change in minimum pension liability	—	—	(1,883)	—	(1,883)

Comprehensive loss	—	—	—	—	(12,673)

Balance at April 30, 2003	48	4,056	(1,883)	(10,790)	(8,569)
Common stock issued	2	—	—	—	2
Net income	—	—	—	416	416
Change in minimum pension liability	—	—	(902)	—	(902)

Comprehensive loss	—	—	—	—	(486)

Balance at April 30, 2004	50	4,056	(2,785)	(10,374)	(9,053)
Net income	—	—	—	22,454	22,454
Change in minimum pension liability, net of tax of $1,135	—	—	(1,860)	—	(1,860)

Comprehensive income	—	—	—	—	20,594

Balance at April 30, 2005	$50	$4,056	$(4,645)	$12,080	$11,541

The accompanying notes are an integral part of these consolidated financial statements.

Sheffield Steel Corporation and Subsidiary

Consolidated statements of cash flows

(In thousands)

	For the year ended April 30,		Eight and One-Half Months Ended April 30, 2003
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$22,454	$416	$(10,790)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Note interest added to principal	—	—	2,202
Depreciation	7,037	6,955	5,694
Accretion of discount on senior secured notes	304	1,045	627
Accrual of postretirement benefits other than pensions, net of cash paid	77	510	181
Bad-debt expense	383	356	969
Deferred taxes	(2,592)	—	—
Gain on litigation settlement	(4,793)	—	—
Loss on debt retirement	3,534	—	—
Changes in assets and liabilities-
Accounts receivable	(1,977)	(14,517)	(4,129)
Inventories	(17,396)	195	2,053
Prepaid expenses and other	(954)	1,673	(1,167)
Other assets	(2,491)	125	1,133
Accounts payable	61	3,421	2,547
Accrued interest payable	176	1,649	94
Accrued other current liabilites	2,259	2,557	(3,806)
Other long-term liabilities	548	(5,457)	(1,978)

Net cash provided by (used in) operating activities	6,630	(1,072)	(6,370)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,681)	(1,381)	(1,103)
Proceeds on sale of assets	18	—	—

Net cash used in investing activities	(13,663)	(1,381)	(1,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	—	2	—
Net payments (proceeds) of long-term debt under revolving lines of credit	(36,375)	6,605	5,643
Proceeds from issuance of senior notes	80,000	—	—
Payments on long-term debt	(33,042)	(2,943)	(2,428)
Payments to retire debt	(1,147)	—	—
Debt issuance costs	(4,476)	—	—
Net proceeds received from litigation settlement	2,742	—	—

Net cash provided by financing activities	7,702	3,664	3,215

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	669	1,211	(4,258)
CASH AND CASH EQUIVALENTS, beginning of period	3,794	2,583	6,841

CASH AND CASH EQUIVALENTS, end of period	$4,463	$3,794	$2,583

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR INTEREST	$8,396	$3,818	$1,341

CASH PAID DURING THE PERIOD FOR TAXES	$2,440	$—	$—

NONCASH ITEMS-
Additional minimum pension liability, net of tax	$1,860	$902	$1,883

Write-off of debt issuance costs	$2,387	$—	$—

Note receivable from litigation settlement	$2,051	$—	$—

Sheffield Steel Corporation and Subsidiary

Notes to Consolidated Financial Statements-(continued)

April 30, 2005, 2004 and 2003

(In thousands)

A. Organization

1. Nature of Business

The consolidated financial statements of Sheffield Steel Corporation (Sheffield) include the accounts of its divisions, Sheffield Steel - Sand Springs (Sand Springs), Sheffield Steel — Joliet (Joliet), Sheffield Steel — Kansas City (Kansas City) and Waddell’s Rebar Fabricators (Waddell) (Kansas City and Waddell - collectively Team Rebar), Wellington Industries (Wellington), and its wholly owned subsidiary Sand Springs Railway Company (the Railway). All material intercompany transactions and balances have been eliminated in consolidation.

Sheffield is a mini-mill that produces steel products such as hot-rolled steel bar, concrete reinforcing bar (“rebar”) and fabricated products. Sheffield’s principal markets include Oklahoma, Western Arkansas, Western Missouri, Kansas, Eastern Colorado, Northeastern New Mexico and Northern Texas.

On December 7, 2001, “old” Sheffield Steel Corporation and two of its wholly owned subsidiaries (collectively, the Debtors or Predecessor) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the Code) in the United States Bankruptcy Court for the Northern District of Oklahoma (the court). Sheffield’s remaining subsidiary, Sand Springs Railway, did not participate in the bankruptcy. The Company completed a stand-alone plan of reorganization (the Plan or Plan of Reorganization) and emerged from Chapter 11 bankruptcy as of August 14, 2002 (date of reorganization). The Company adopted fresh-start accounting pursuant to American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (SOP 90-7). Under fresh-start accounting, the reorganization fair value of the Company is allocated to the entity’s assets, the Company’s accumulated deficit is eliminated, and the equity in the new company is issued according to the Plan. As a result of adopting fresh-start accounting and emerging from Chapter 11 status, the Company’s financial statements are not comparable with those prepared before the Plan was consummated.

B. Summary of Significant Accounting Policies

1. Organization and Nature of Business

Sheffield’s primary business is the production of concrete reinforcing bar, and a range of hot rolled bar products including rounds, flats and squares and fabricated products, which include fabricated rebar, railroad spikes, and fence posts. The Company operates in an economic environment wherein the commodity nature of both the products for sale and the primary raw materials cause sales prices and purchase costs to fluctuate, often on a short-term basis, due to the worldwide supply and demand situation for those commodities. The supply and demand factors for products for sale, and the supply and demand factors for primary raw materials correlate to a degree, but are not necessarily the same. Therefore, margins between sales price and production costs can fluctuate significantly on a short-term basis.

2. Cash Equivalents

Sheffield considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

3. Accounts Receivable

Sheffield grants credit to customers on standard industry terms of net 30 days. At April 30, 2005 and 2004, accounts receivable were outstanding an average of 40 days and 41 days, respectively. This variance from the Company’s typical credit terms is largely a result of the practice of several larger customers to pay upon receipt of monthly statements summarizing the previous month’s invoices, resulting in payment for invoices issued early in the previous month to be made outside of the 30 day credit period. The variance also is a result of the Company’s government contractor customers who pay Sheffield only after they receive payment from the government, which occurs outside of the 30 day credit

Sheffield Steel Corporation and Subsidiary

Notes to Consolidated Financial Statements-(continued)

April 30, 2005, 2004 and 2003

(In thousands)

period. Finally, the variance is also due in part to customers purchasing products that require further processing from third-party vendors paying the Company only after the customer receives the finished product from those vendors, which may occur outside the 30 day credit period.

At April 30, 2005 and 2004, approximately 30% and 39% of accounts receivable were outstanding 30 days or more and, of these, approximately 80% and 86%, respectively, were outstanding 60 days or less.

The Company has policies and procedures in place to evaluate the collectibility of customer accounts and to estimate bad debts based on each customer’s creditworthiness and general economic conditions. The Company evaluates all customer accounts quarterly and its top ten customer accounts monthly. However, any adverse change in the financial condition of customers could affect the Company’s estimate of bad debts.

	Year Ended April 30,		Eight and One-Half Months Ended April 30, 2003
	2005	2004
Balance, beginning of the period	$398	$543	$—
Provision for loss on accounts receivable	383	356	969
Accounts receivable written off, net of recoveries	(233)	(501)	(426)

Balance, end of period	$548	$398	$543

4. Inventories

Raw materials and scrap inventories are stated at the lower of average cost or market. The cost of work-in-process and finished goods inventories is based on standards which approximate the lower of cost or market. Work-in-process and finished goods include direct labor and allocated overhead. Generally, the Company does not have obsolete inventory. Excess finished goods inventory is written down to its scrap value and can be converted into a saleable finished good.

5. Other Assets

Other assets consist primarily of debt issuance costs of $4,476. Debt issuance costs are amortized over the term of the related indebtedness.

6. Reorganization Value in Excess of Identifiable Assets

Reorganization value in excess of identifiable assets is treated as goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and is evaluated by management for impairment annually. No impairment existed as of April 30, 2005 and 2004.

7. Property, Plant and Equipment

Property, plant and equipment, which include capital leases, is stated at cost. Depreciation and amortization is provided over the estimated useful lives of the individual assets using the straight-line method. The useful lives of the property and equipment range from three to twenty-five years. Significant renewals and betterments are capitalized; costs of maintenance and repairs are charged to expense as incurred. Equipment under capital leases is amortized over the shorter of the life of the lease or asset life.

8. Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and

Sheffield Steel Corporation and Subsidiary

Notes to Consolidated Financial Statements-(continued)

April 30, 2005, 2004 and 2003

(In thousands)

liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

9. Pension and Other Post-retirement Plans

The Company has defined benefit pension plans covering the hourly employees at Sand Springs and Joliet and the salaried employees at Sand Springs. The benefits are based on years of service and the employee’s compensation during the highest five of the last ten years before retirement.

The Company also sponsors a defined benefit health care plan for retirees and employees in Sand Springs. Sheffield measures the costs of this obligation based on the Company’s best estimate. The net periodic costs are recognized as employees render the services necessary to earn the post-retirement benefits.

10. Environmental Compliance Costs

Sheffield accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Environmental remediation costs have not had a material impact on the Company’s financial position, results of operations, or liquidity.

11. Revenue Recognition

Revenues from sales are recognized when title passes to the customer, which occurs when products are shipped. Raw material surcharges per ton are calculated based on the monthly Metal Market for Chicago #1 Heavy Melt and are included on the sales invoice on a per ton basis. There are no customer acceptance provisions and customer returns are resolved on a case-by-case basis. Customer returns were 0.05%, 0.08% and 0.5% of sales for the periods ended April 30, 2005, 2004, and 2003 respectively, and were recognized at the time the expense was incurred, except for a quality reserve at Joliet which is established at each year end and subsequently charged with prior year quality issues.

Railway revenue on inbound and outbound shipments is recognized upon delivery to either the interchange or the end user. Revenues for demurrage, equipment rental and switching are recognized at the time of service.

12. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported. The Company believes that these estimates are reasonable and proper; however, actual results could differ from estimates.

13. Asset Impairment

Sheffield periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such a review. A long-lived asset is considered impaired when the anticipated undiscounted future cash flows from a logical grouping of assets is less than its carrying value. In that event, the Company recognizes a loss equal to the amount by which the carrying value exceeds the fair market value of assets. No impairments were recorded for the years ended April 30, 2005 and 2004.

14. Recently Issued Accounting Standards

In November 2002, the FASB issued Financial Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).

Sheffield Steel Corporation and Subsidiary

Notes to Consolidated Financial Statements-(continued)

April 30, 2005, 2004 and 2003

(In thousands)

FIN 45 expands the existing disclosure requirements for guarantees and requires that companies recognize a liability for guarantees issued after December 31, 2002. The implementation of FIN 45 did not have an impact on Sheffield Steel Corporation’s financial position or results of operations.

In 2003, the FASB issued FASB Staff Position (FSP) 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) provides a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Act. Any measures of the AMBO or net periodic post-retirement benefit cost provided in these financial statements and accompanying notes to the financial statements, do not reflect the effects of the Act.

In 2004, the FASB issued (FSP) FAS 106-2, Accounting and Disclosure Requirements related to the Medicare Prescription Drug Improvement and Modernization Act of 2003, which supersedes (FSP) FAS 106-1. The FSP is effective for the Company’s first interim or annual period beginning after June 15, 2004 and did not have a financial impact on the Company for the fiscal year ended April 30, 2005.

In January of 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46 Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51 (FIN 46). In December 2003, the FASB issued FIN 46R, which clarified certain issues identified in FIN 46. FIN 46R requires an entity to consolidate a variable interest entity if the entity is designated as the primary beneficiary of that variable interest entity even if the entity does not have a majority of voting interest. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception of any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first interim or annual period beginning after March 15, 2004. The implementation of FIN 46 did not have an impact on Sheffield’s financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS 150 as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Sheffield adopted the provisions of SFAS 150 as of September 1, 2003. The adoption did not have a material impact on Sheffield’s consolidated financial position or results of operations.

15. Advertising Costs

All advertising costs of the Company are expensed as incurred. Advertising expenses totaled approximately $23, $28 and $20 for the periods ended April 30, 2005, 2004 and 2003, respectively.

16. Shipping and Handling

Internal shipping and handling costs and costs associated with inbound freight are included in inventory or cost of sales. Shipping costs charged to customers are recorded as revenue and the associated costs incurred are recorded as cost of goods sold.

Sheffield Steel Corporation and Subsidiary

Notes to Consolidated Financial Statements-(continued)

April 30, 2005, 2004 and 2003

(In thousands)

17. Accrued and Other Long-Term Liabilities as of April 30,

	2005	2004
Accrued Liabilities
Workers Compensation	$1,272	$1,210
Pension Benefit Obligation	3,038	4,731
Vacation Accrual	1,424	1,000
Bankruptcy Accrual	—	662
Bonus and Profit Sharing Accrual	4,930	1,010
Other	3,356	2,845

Total	$14,020	$11,458

Other Long-Term Liabilities
Pension Benefit Obligation	10,638	8,950
Other	12	45

Total	$10,650	$8,995

18. Planned Maintenance Activities

Annually, the Company shuts down the plant for planned major maintenance activities. The Company accrues for these planned major maintenance activities costs throughout the year. These costs include estimated costs for material, labor, supplies and contractor assistance for (i) repairs to furnace refractories, (ii) maintenance on transformers and (iii) work on other equipment.

The costs associated with the major maintenance activities were accrued as follows:

	Year Ended April 30,
	2005	2004
Beginning Balance	$—	$—
Accrued Planned Major Maintenance Costs	1,835	1,521
Planned Major Maintenance Costs Paid	(1,835)	(1,521)

Ending Balance	$—	$—

19. Segment and Product Revenue Information

The Company provides steel products and services to the steel manufacturing and fabricating industry and therefore believes that all of the business activities from which it earns revenues and incurs expenses are from a single segment. The products produced, production processes, customers and methods of distribution are of a similar nature throughout the Company. The chief operating decision maker of the Company does not make decisions that affect the Company based on discrete financial information with respect to products or production facilities. The Company had consolidated sales of $296,659 and $244,708 for the years ended April 30, 2005 and 2004, respectively. None of these sales were outside the United States. The Company sells its products through its own sales force and, to a limited extent, through sales agencies. All of Sheffield’s assets are located in the United States. The Company had one customer that accounted for approximately 8%, 11% and 11 % of sales for the years ended April 30, 2005, 2004 and the eight and one-half months ended April 30, 2003, respectively.

Sheffield Steel Corporation and Subsidiary

Notes to Consolidated Financial Statements-(continued)

April 30, 2005, 2004 and 2003

(In thousands)

The following table sets forth the Company’s revenues by product line:

	Year ended April 30,		Eight and One-Half Months Ended April 30, 2003
	2005	2004
Billets	$4,047	$661	$2,922
Mill Bars (1)	228,843	189,847	87,050
Fabricated Products	47,158	37,585	21,399

Total Product Revenues	$280,048	$228,093	$111,371

(1)	Consists of hot rolled bars and rebar.

The table above does not include revenues of the Railway, which were $2,672, $2,833 and $2,622 for the years ended April 30, 2005, 2004 and the eight and one-half months ended April 30, 2003, respectively.

20. Stock Based Compensation

Sheffield granted 250,000 shares of restricted stock to certain members of senior management and the Board of Directors in December 2003. As the Company had recently emerged from bankruptcy and the market conditions in the steel industry at the time of issuance were depressed and volatile, the fair value of the restricted stock was determined by the Board of Directors to be $0.01 per share. A portion of these awards vested on December 3, 2003, the grant date, with the remaining awards vesting on August 14, 2004. The Company used the fair value method to account for stock based employee compensation. The Company recorded the entire $2 of compensation expense in the statement of operations on the grant date and thus no unearned compensation existed.

21. Reclassifications

Certain amounts in 2003 and 2004 have been reclassified to conform to 2005. These reclassifications have no impact on net income (loss) or accumulated earnings (deficit).

C. Fair Value of Financial Instruments

The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of cash and cash equivalents, trade accounts receivable and trade accounts payable approximates the fair value because of the short maturity of those instruments. The carrying amounts of notes payable to banks and equipment financing companies approximate the fair value due to these debt instruments having variable interest rates similar to those that are currently available to us. The fair value of the senior secured notes at April 30, 2005 and 2004 was approximately $80,000 and $29,674, respectively.

D. Inventories

The components of inventories at April 30 are as follows:

	2005	2004
Raw materials	$15,236	$11,443
Work in process	10,748	5,273
Finished goods	27,321	19,193

	$53,305	$35,909

Sheffield Steel Corporation and Subsidiary

Notes to Consolidated Financial Statements-(continued)

April 30, 2005, 2004 and 2003

(In thousands)

E. Property, Plant and Equipment

The components of property, plant and equipment, net at April 30 are as follows:

	2005	2004
Land and buildings	$7,589	$10,620
Machinery and equipment	61,137	44,480
Office equipment	1,717	1,617
Vehicles	388	341
Construction in progress	544	715

	71,375	57,773
Less-accumulated depreciation	(19,338)	(12,361)

	$52,037	$45,412

Depreciation of property, plant and equipment charged to operations was $7,037, $6,955 and $5,694 for the periods ending April 30, 2005, 2004 and 2003, respectively. The range of estimated useful lives for determining depreciation and amortization of the major classes of assets are:

Buildings	5-25 years
Machinery and equipment	3-25 years
Office equipment	3-15 years
Vehicles	3 years

Machinery and equipment is used in the plant and includes computers and electronic processing equipment, which have an estimated useful life range of 3-5 years, and other production type equipment, which has an estimated useful life range of 5-25 years.

F. Long-Term Debt

Long-term debt at April 30 is comprised of the following:

	2005	2004
Senior secured notes, net of discount (a)	$—	$29,674
Senior secured notes (11 3/8% due 2011) (a)	80,000	—
Working capital facility (b)	8	35,802
Term loan (c)	—	3,131
Railway term loan (d)	3,000	—
Railway term loan & mortgage (d)	—	1,198
Capital leases (e)	$43	$440

	$83,051	$70,245
Less current portion	(11,861)	(5,910)

	$71,190	$64,335

(a) Senior secured notes

In August 2004, the Company issued new notes at 11 3/8% due in 2011. The principal balance of $32,202 on the old notes was paid off and we recorded a loss of $3,534 as a result of the transaction.

The cumulative principal balance of the new notes remains at $80,000 as of April 30, 2005, as no principal payments were due through April 30, 2005. Interest is paid semi-annually. The senior secured notes are governed by the Indenture and are secured by property, plant and equipment and a second priority interest in the receivables and inventory of the Company. The indenture agreement includes a

Sheffield Steel Corporation and Subsidiary

Notes to Consolidated Financial Statements-(continued)

April 30, 2005, 2004 and 2003

(In thousands)

covenant which requires we make an Excess Cash Flow offer to buy back notes equal to 50% of excess cash flow for the fiscal year. Based on excess cash flow for fiscal year 2005, our offer, to be made in September 2005 will be $11,835.

The indenture defines Excess Cash Flow as “for any period, the excess of (i) Consolidated EBITDA for such period over (ii) the sum of (A) the aggregate amount of capital expenditures made in cash by the Company and its Restricted Subsidiaries during such period (other than any such capital expenditures made with insurance or condemnation proceeds), (B) the aggregate principal amount of senior secured Indebtedness of the Company and its Restricted Subsidiaries permanently repaid or prepaid during such period by the Company and its Restricted Subsidiaries to any Person (other than the Company or any Restricted Subsidiary), (C) the cash portion of Consolidated Interest Expense paid by the Company and its Restricted Subsidiaries during such period and (D) the aggregate amount (without duplication) of all income and franchise taxes paid in cash by the Company and its Restricted Subsidiaries.”

(b) Working capital facility

The terms of the working capital facility from The CIT Group/Business Credit, Inc. (CIT) include maximum loan availability of $15,000, interest at prime plus .50%. Our borrowing rate was 6.00% and 4.50% at April 30, 2005 and 2004, respectively. We had $15,000 availability on April 30, 2005. The facility is secured by all of the Company’s accounts receivable and inventory and expires on August 12, 2008.

(c) Term loan

As a part of issuing new notes, the Company paid off the $4,500 term loan in August 2004.

(d) Railway term loan

In April 2004, the Railway amended the credit agreement with the bank to consist of a $1,250 term loan and a $250 revolving line of credit. This note and mortgage was paid off when the new notes were issued in August 2005. A new $3,000 term loan was obtained at that time. At April 30, 2005 our borrowing rate for this loan was 6.00%. This loan is secured by all of the Company’s accounts receivable and inventory and is due on August 12, 2008.

(e) Capital leases

Capital leases are payable to financing companies and vendors related to the financing of machinery and equipment and mobile purchases. The leases are payable in monthly principal installments of approximately $2 plus interest payable at variable rates. The majority of the leases mature in fiscal year 2007 and are secured by mobile equipment.

The aggregate maturities of long-term debt for the years ended April 30, are as follows:

2006	$11,861
2007	15
2008	10
2009	3,000
2010	0
Thereafter	68,165

Total maturities	$83,051

Interest costs were $9,696 and $6,382 in 2005 and 2004, respectively, which included $304 and $1,045 of bond discount amortization. Various agreements contain restrictive covenants including limitations on additional borrowings, dividends and other distributions and the retirement of stock. Additionally, certain agreements require maintenance of specified performance ratios. In the event of

Sheffield Steel Corporation and Subsidiary

Notes to Consolidated Financial Statements-(continued)

April 30, 2005, 2004 and 2003

(In thousands)

default of the restrictive covenants or failure to maintain the specified performance measures, the lender may withdraw the credit agreements.

In July 2003, at no cost to the Company, Sheffield obtained a permanent waiver of the covenant to provide the lender a post-bankruptcy opening balance sheet and analysis of tax consequences of rescheduling and forgiveness of the indentures within 90 days under the Term Loan Agreement. The Company also received a waiver in July 2003 for a violation of the cash flow covenant of the Working Capital Facility. The Company paid an accommodation fee of $10 for the waiver, which was effective for the period ending on April 30, 2003. In June 2004, Sheffield amended the Term Loan, which included a waiver for non-compliance with the Negative Pledge, Debt and Capital Expenditures covenants of the Term Loan agreement. These violations resulted from the purchase of the office building and transloading and warehouse facility. Sheffield paid no consideration for the amendment to the Term Loan. The Term Loan was subsequently paid off with the new bonds in August 2004.

The Company’s current revolving credit facility and the indenture governing the 11 3/8% senior secured notes, each contain cross default provisions, under which an event of default under one of these instruments may give rise to an event of default under the other.

G. Income Taxes

Income taxes attributable to operations differed form the amounts computed by applying the U.S. federal income tax rate of 34% at April 30, as a result of the following:

	2005	2004	2003
Computed “expected” tax provision (benefit)	$6,753	$142	$(3,668)
Non deductible expenses	12	6	—
State income tax provision (benefit), net of federal provision (benefit)	787	17	(431)
Change in valuation allowance	(10,144)	(165)	4,099

Net tax benefit	$(2,592)	$—	$—

Current income tax provision	$1,394	—	—
Deferred income tax benefit	(3,986)	—	—

Net tax benefit	$(2,592)	—	—

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at April 30:
Deductible temporary differences:
Allowance for doubtful accounts	$208	$151	$206
Inventory	724	984	—
Accrued liabilities not deductible until paid	1,386	1,750	722
Post-retirement benefit costs	11,871	11,618	11,428
Pension liability	5,192	4,914	5,149
Net operating loss carryforwards	—	1,733	30,623
Alternative minimum tax credit carryforwards	—	70	1,142
Investment tax credit carryforwards	—	2,919	3,506

	19,381	24,139	52,776
Less - valuation allowance	—	(14,527)	(41,333)

	19,381	9,612	11,443
Taxable temporary difference— property, plant and equipment	(14,260)	(9,612)	(11,443)

Net deferred tax asset	$5,121	$—	$—

Management believes that a valuation reserve is no longer required related to the net current and long-term deferred income tax assets as it is more likely than not these assets will reduce future income tax

Sheffield Steel Corporation and Subsidiary

Notes to Consolidated Financial Statements-(continued)

April 30, 2005, 2004 and 2003

(In thousands)

payments of the Company. Significant factors considered by management in its determination of the probability of the realization of the deferred tax benefits include: (a) current year operating results, (b) expectation of future earnings and (c) certain tax strategies that will accelerate the realization of the assets.

H. Employee Benefit Plans

The Company has defined benefit plans that cover the hourly employees at Sand Springs and Joliet and the salaried employees at Sand Springs. Benefits are generally based on years of service and the employee’s highest compensation during five of the last ten years of employment. The Company’s funding policy is to contribute annually at least the minimum required amount.

In addition to the defined benefit pension plan, the Company also provides post-retirement health and life insurance benefits to certain retirees and their beneficiaries, generally for the remainder of their lives. The Plan is contributory, with retiree contributions adjusted periodically, and contains other cost-sharing features such deductibles, co-insurance and Medicare. The Company’s policy is to fund the accumulated post-retirement benefits on a “pay-as-you-go” basis.

Sheffield expects future benefit payments as follows:

	Pension	Other
2006	2,542	1,763
2007	2,570	1,853
2008	2,616	2,006
2009	2,723	2,121
2010	2,828	2,185
Years 2011-2015	15,531	11,452

The following tables set forth the plan’s benefit obligations, fair value of plan assets and funded status at April 30, 2005 and 2004, respectively, as determined by an independent actuary:

	Pension Benefits		Other Benefits
	FY 2005	FY 2004	FY 2005	FY 2004
Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$41,177	$39,210	$36,049	$33,327
Service cost	1,004	920	579	439
Interest cost	2,482	2,442	2,052	2,155
Actuarial (gain)/loss, including discount rate changes	1,954	1,040	859	2,333
Benefits paid (net of participant contributions)	(2,700)	(2,435)	(2,555)	(2,205)

Benefit obligation at end of year	$43,917	$41,177	$36,984	$36,049

The total accumulated benefit obligation for the three pension plans was $40,352 as of April 30, 2005 and $37,957 as of April 30, 2004.

Change in Plan Assets
Fair value of plan assets at beginning of year	$24,277	$22,245	$—	$—
Actual return on plan assets (net of expenses)	787	2,208	—	—
Employer contributions	4,311	2,259	—	—
Benefits paid	(2,700)	(2,435)	—	—

Fair value of plan assets at end of year	$26,675	$24,277	$—	$—

Sheffield Steel Corporation and Subsidiary

Notes to Consolidated Financial Statements-(continued)

April 30, 2005, 2004 and 2003

(In thousands)

	Pension Benefits		Other Benefits
	FY 2005	FY 2004	FY 2005	FY 2004
Reconciliation of Funded Status
Funded status	$(17,242)	$(16,899)	$(36,984)	$(36,048)
Unrecognized net actuarial (gain)/loss	9,345	6,004	6,323	5,464

(Accrued)/prepaid pension cost at end of year	$(7,897)	$(10,895)	$(30,661)	$(30,584)

Reconciliation of (Accrued)/Prepaid Pension Cost
(Accrued)/prepaid pension cost at beginning of year	$(10,895)	$(11,581)	$(30,584)	$(30,074)
Net periodic pension (cost)/credit	(1,312)	(1,573)	(2,632)	(2,715)
Employer contributions (net of participant contributions)	4,310	2,259	2,555	2,205

(Accrued)/prepaid pension cost at end of year	$(7,897)	$(10,895)	$(30,661)	$(30,584)

Amounts Recognized In the Statement of Financial Position Consist of:
Accrued benefit cost	$(13,677)	$(13,680)	$(30,661)	$(30,584)
Accumulated other comprehensive income	5,780	2,785	—	—

Net amount recognized	$(7,897)	$(10,895)	$(30,661)	$(30,584)

The Company has three pension plans: the Sand Springs Plan, Sand Springs Salaried Pension Plan and the Joliet Pension Plan. Each of these plans had a projected benefit obligation in excess of plan assets. The company expects to contribute approximately $2,315 to its pension plans in fiscal year 2006.

For measurement purposes, the assumed health care cost trend rate used for the post-retirement plan was 9.00%. The trend rate is assumed to decrease gradually to 4.50% by 2009 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. The following table presents the components of the net periodic benefit cost:

	Pension Benefits		Other Benefits
	FY 2005	FY 2004	FY 2005	FY 2004
Components of Net Periodic Benefit Cost
Service cost	$1,004	$919	$579	$440
Interest cost	2,483	2,442	2,052	2,155
Expected return on plan assets	(2,303)	(1,966)	—	—
Amortization of net (gain)/loss	128	178	—	121

Net periodic pension cost	$1,312	$1,573	$2,631	$2,716

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage -Point Increase	1-Percentage - Point Increase
Effect of Health Care Cost Trend Rate
Effect on total of service and interest cost	516	(410)
Effect on postretirement benefit obligation	5,813	(4,769)

Sheffield Steel Corporation and Subsidiary

Notes to Consolidated Financial Statements-(continued)

April 30, 2005, 2004 and 2003

(In thousands)

The following table describes the percentage of fair value of total plan assets held by the pension plans as of April 30, 2004 and 2003, the measurement date:

	FY 2005	FY 2004
The Plan’s Asset Components as of April 30 Are as Follows:
U.S. government securities	24%	15%
Corporate bonds	18%	16%
Equities	56%	54%
Other	2%	15%

Total	100%	100%

The Plan’s assets are to be invested as a balanced portfolio consisting of equity, fixed income, cash equivalent securities and other assets in a moderately conservative manner in accordance with the maximum and minimum range for each asset category as stated below:

	Minimum	Target	Maximum
Asset Category
Equity	25%	50%	70%
Fixed income	30%	40%	50%
Cash and equivalents	0%	5%	20%
Other assets including alternative investments (which will generally not be liquid)	0%	5%	15%

As defined in FAS 87, Employers Accounting for Pensions, assumptions used to determine the rate of return on plan assets reflect the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation. Assumptions have been determined by reflecting expectations regarding future rates of return for the investment portfolio, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class. Assumptions used are as follows:

	Pension Benefits		Other Benefits
	FY 2005	FY 2004	FY 2005	FY 2004
Assumptions Used to Determine Benefit Obligation at April 30
Discount rate	5.75%	6.25%	5.75%	6.25%
Compensation increases (Joliet Pension Agreement)	N/A	N/A	N/A	N/A
Compensation increases (Retirement Plan)	4.00%	4.00%	N/A	N/A
Compensation increases (Pension Agreement Plan)	3.00%	3.00%	N/A	N/A
Assumptions Used to Determine Net Periodic Benefit Cost for years ending April 30
Discount rate	6.25%	6.25%	6.25%	6.25%
Compensation increases (Joliet Pension Agreement)	N/A	N/A	N/A	N/A
Compensation increases (Retirement Plan)	4.00%	4.00%	N/A	N/A
Compensation increases (Pension Agreement Plan)	3.00%	3.00%	N/A	N/A
Long-term rate of return on assets for fiscal year	9.00%	9.00%	N/A	N/A

The Company has certain divisions that maintain defined contributions plans in which various groups of employees participate. The Company made contributions to these plans of $106 and $87 in 2005 and 2004, respectively.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA) was signed into law. The MMA adds a prescription drug benefit under Medicare (Medicare Part D). Additionally, retiree health care plan sponsors that provide a benefit that is at least actuarially

Sheffield Steel Corporation and Subsidiary

Notes to Consolidated Financial Statements-(continued)

April 30, 2005, 2004 and 2003

(In thousands)

equivalent to Medicare Part D will receive a federal subsidy. Accordingly, the Company is unable to reasonably estimate the amount or timing of any cost savings. As permitted by FASB Staff Position (FSP) FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003, the Company has elected to defer recognizing the effects of the MMA in its post-retirement plan accounting at December 31, 2005 and 2004. This deferral will remain in effect until the issuance of authoritative accounting guidance, or until certain other events, such as a plan amendment, settlement or curtailment occur. It is possible that the specific authoritative guidance, when issued, could require the Company to update previously reported information.

I. Operating Leases

The Company is obligated under various noncancelable operating leases for certain machinery and equipment and land and buildings. These leases generally contain inflationary rent escalations and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases (except those with lease terms of a month or less that were not renewed) was $1,139 in 2005. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) for the year ending April 30 are as follows:

2006	$284
2007	276
2008	261
2009	218
2010	188
Thereafter	678

$1,905

J. Workers’ Compensation

The Company is partially self-insured for certain risks consisting primarily of employee health insurance programs and workers’ compensation. Probable losses and claims are accrued as they become estimable. The Company maintains letters of credit totaling approximately $2,505 in accordance with workers’ compensation arrangements and maintains stop loss insurance policies, which limit exposure under the self-insured programs to $175 per person per year for health insurance programs and $500 per incident for workers’ compensation. The liability of $1,272 and $1,210 at April 30, 2005 and 2004, respectively, is included in other liabilities on the consolidated balance sheets.

K. Litigation Settlement

A gain of $4,793 resulting from a litigation settlement with the Company’s former owners was recognized in fiscal year 2005. This litigation related to the payment of dividends to the former owners and redemption of stock at a time when the Company was insolvent or on the verge of insolvency. The gain consisted of the following:

(in thousands)
Cash	$4,500
Note Receivable	1,300
Payments to prepetition unsecured creditors	(1,180)
Fees paid	(590)
Decrease in bankruptcy liabilities	763

$4,793

Sheffield Steel Corporation and Subsidiary

Notes to Consolidated Financial Statements-(continued)

April 30, 2005, 2004 and 2003

(In thousands)

L. Commitments and Contingencies

The Company is involved in claims and legal actions arising in the ordinary course of business. The Company believes that the ultimate disposition of these matters will not have a material adverse effect on its financial position, results of operations, or liquidity.

M. Concentration of Credit Risk

The Company’s standard credit terms are net 30 days. Management evaluates the creditworthiness of all customers quarterly and evaluates the creditworthiness of its top ten customers monthly. If management determines that a customer’s credit has deteriorated, management will put the customer on credit hold and require that the customer prepay for all future purchases. The Company does not have a policy for requiring collateral from customers for sales.

Approximately 39%, 40% and 34% of Sheffield’s sales were derived from their top ten customers for the periods ended April 30, 2005, 2004 and 2003, respectively. Their top ten customers accounted for approximately $12,534 and $12,600, or 33% and 35% of outstanding accounts receivable, at April 30, 2005 and 2004, respectively. Sales to these customers consisted of rebar, flats, squares, dowels and railroad spikes. These customers have historically paid within the payments terms established by the Company’s credit policy and management does not believe these customers pose a significant credit risk.

N. Liquidity and Management’s Plan

The Company continues to perform at improved levels. The Company generated income from operations in fiscal year 2005 sufficient to meet operating needs. The Company expects to continue to generate income from operations in fiscal year 2006 sufficient to continue to meet covenant requirements and operating needs.

O. Subsidiary Guarantor

Sheffield’s Senior Secured Notes are unconditionally guaranteed by all of Sheffield’s existing and future domestic restricted subsidiaries on a Senior Secured basis. Sheffield Steel Corporation is comprised of its operating divisions: Sheffield Steel - Sand Springs, Sheffield Steel - Joliet, Sheffield Steel - Kansas City and Waddell’s Rebar Fabricators (collectively, “Team Rebar”) and Wellington Industries (collectively, the “Parent”) and its wholly owned subsidiary Sand Springs Railway Company (the “Guarantor”).

Sheffield Steel Corporation and Subsidiary

Notes to Consolidated Financial Statements-(continued)

April 30, 2005, 2004 and 2003

(In thousands)

Condensed Consolidating Financial Information

Condensed consolidating financial information for the Parent and Guarantor is as follows:

	Condensed Consolidating Balance Sheet April 30, 2005
	Parent	Guarantor	Eliminations	Total
Assets
Cash and cash equivalents	$4,463	$—	$—	$4,463
Accounts receivable, net	37,094	221	—	37,315
Inventories	53,241	64	—	53,305
Other current assets	3,699	17	410	4,126

Total current assets	98,497	302	410	99,209

Property, plant and equipment	47,364	4,673	—	52,037
Other assets, net	10,571	8	—	10,579

Total assets	$156,432	$4,983	$410	$161,825

Liabilities and Stockholders’ Deficit
Current liabilities	$36,276	$1,097	$410	$37,783
Long-term debt, less current portion	68,174	3,016	—	71,190
Accrued post-retirement benefit costs	30,661	—	—	30,661
Other liabilities	10,650	—	—	10,650
Total stockholders’ equity	10,671	870	—	11,541

Total liabilities and stockholders’ equity	$156,432	$4,983	$410	$161,825

	Condensed Consolidating Balance Sheet April 30, 2004
	Parent	Guarantor	Eliminations	Total
Assets
Cash and cash equivalents	$2,810	$984	$—	$3,794
Accounts receivable, net	35,495	226	—	35,721
Inventories	35,843	66	—	35,909
Other current assets	2,098	15	(1,280)	833

Total current assets	76,246	1,291	(1,280)	76,257
Property, plant and equipment	42,074	3,338	—	45,412
Other assets, net	2,168	57	—	2,225

Total assets	$120,488	$4,686	$(1,280)	$123,894

Liabilities and Stockholders’ Deficit
Current liabilities	$26,677	$3,636	$(1,280)	$29,033
Long-term debt, less current portion	63,740	595	—	64,335
Accrued post-retirement benefit costs	30,584	—	—	30,584
Other liabilities	8,995	—	—	8,995
Total stockholders’ equity (deficit)	(9,508)	455	—	(9,053)

Total liabilities and stockholders’ equity	$120,488	$4,686	$(1,280)	$123,894

Sheffield Steel Corporation and Subsidiary

Notes to Consolidated Financial Statements-(continued)

April 30, 2005, 2004 and 2003

(In thousands)

	Condensed Consolidating Statements of Operations For the year ended April 30, 2005
	Parent	Guarantor	Eliminations	Total
Sales, including billed freight	$293,987	$4,161	$(1,489)	$296,659
Cost of sales	(243,695)	(1,835)	—	(245,530)

Gross profit	50,292	2,326	(1,489)	51,129

Selling, general and administrative expense	12,720	458	—	13,178
Depreciation and amortization expense	6,683	354	—	7,037
Post-retirement benefit expense other than pension	2,621	13	—	2,634

Operating income	28,268	1,501	(1,489)	28,280

Other (income) expense:
Interest expense, net	9,527	150	—	9,677
Other (income) expense, net	(1,259)	—	—	(1,259)

Income before taxes	20,000	1,351	(1,489)	19,862

Income tax provision (benefit)	(2,732)	140	—	(2,592)

Net income	$22,732	$1,211	$(1,489)	$22,454

	Condensed Consolidating Statements of Operations For the year ended April 30, 2004
	Parent	Guarantor	Eliminations	Total
Sales, including billed freight	$241,793	$4,258	$(1,343)	$244,708
Cost of sales	(212,767)	(1,852)	—	(214,619)

Gross profit	29,026	2,406	(1,343)	30,089

Selling, general and administrative expense	12,430	638	—	13,068
Depreciation and amortization expense	6,628	327	—	6,955
Post-retirement benefit expense other than pension	2,715	—	—	2,715

Operating income	7,253	1,441	(1,343)	7,351

Other (income) expense:
Interest expense, net	6,905	30	—	6,935

Net income	$348	$1,411	$(1,343)	$416

Sheffield Steel Corporation and Subsidiary

Notes to Consolidated Financial Statements-(continued)

April 30, 2005, 2004 and 2003

(In thousands)

	Condensed Consolidating Statements of Operations For the eight and one-half months ended April 30, 2003
	Parent	Guarantor	Eliminations	Total
Sales, including billed freight	$119,229	$2,622	$(620)	$121,231
Cost of sales	(110,345)	(1,182)	—	(111,527)

Gross profit	8,884	1,440	(620)	9,704

Selling, general and administrative expense	8,310	506	—	8,816
Depreciation and amortization expense	5,459	235	—	5,694
Post-retirement benefit expense other than pension	1,671	—	—	1,671

Operating income	(6,556)	699	(620)	(6,477)

Other expense:
Interest expense, net	4,210	54	—	4,264
Other expense, net	49	—	—	49

Net (loss) income	$(10,815)	$645	$(620)	$(10,790)

Sheffield Steel Corporation and Subsidiary

Notes to Consolidated Financial Statements-(continued)

April 30, 2005, 2004 and 2003

(In thousands)

	Condensed Consolidating Statements of Cash Flows For the year ended April 30, 2005
	Parent	Guarantor	Eliminations	Total
Net cash flows provided by (used in) operations	$7,702	$(1,072)	$—	$6,630

Net cash used in investing activities	(11,955)	(1,708)	—	(13,663)

Net cash provided by financing activities	5,906	1,796	—	7,702

Net increase (decrease) in cash and cash equivalents	1,653	(984)	—	669
Cash and cash equivalents at beginning of period	2,810	984	—	3,794

Cash and cash equivalents at end of period	$4,463	$—	$—	$4,463

	Condensed Consolidating Statements of Cash Flows For the year ended April 30, 2004
	Parent	Guarantor	Eliminations	Total
Net cash flows (used in) provided by operations	$(1,486)	$414	$—	$(1,072)

Net cash used in investing activities	(1,206)	(175)	—	(1,381)

Net cash provided by financing activities	3,035	629	—	3,664

Net increase in cash and cash equivalents	343	868	—	1,211
Cash and cash equivalents at beginning of period	2,467	116	—	2,583

Cash and cash equivalents at end of period	$2,810	$984	$—	$3,794

	Condensed Consolidating Statements of Cash Flows For the eight and one-half months ended April 30, 2003
	Parent	Guarantor	Eliminations	Total
Net cash flows (used in) provided by operations	$(8,388)	$2,018	$—	$(6,370)

Net cash used in investing activities	(514)	(589)	—	(1,103)

Net cash provided by (used in) financing activities	4,545	(1,330)	—	3,215

Net (decrease) increase in cash and cash equivalents	(4,357)	99	—	(4,258)
Cash and cash equivalents at beginning of period	6,824	17	—	6,841

Cash and cash equivalents at end of period	$2,467	$116	$—	$2,583

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sheffield Steel Corporation

We have audited the accompanying consolidated statements of operations, stockholders’ deficit and cash flows of Sheffield Steel Corporation and subsidiaries (the “Company”) for the three and one-half months ended August 13, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Sheffield Steel Corporation and subsidiaries for the three and one-half months ended August 13, 2002, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in the notes to the financial statements, on December 7, 2001, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On August 14, 2002, the Company’s reorganization was completed and the Company emerged from Chapter 11 bankruptcy. The financial statements for the three and one-half months ended August 13, 2002 do not include any adjustments that might result from the effects of applying the provision of the plan, the related financing transactions and the adoption of fresh-start accounting.

/s/ Grant Thornton LLP

Tulsa, Oklahoma

November 12, 2004

Sheffield Steel Corporation and Subsidiaries

(Debtor in Possession)

Consolidated Statement of Operations

(In thousands)

Three and One-Half Months Ended August 13, 2002
SALES	$42,055
BILLED FREIGHT	2,566
COST OF SALES	(37,244)
FREIGHT COST	(2,566)

Gross Profit	4,811
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	3,952
DEPRECIATION EXPENSE	1,773

Operating loss	(914)

OTHER EXPENSE:
Interest expense, net	(762)
Reorganization expense	(1,619)

Net loss	$(3,295)

Sheffield Steel Corporation and Subsidiaries

(Debtor in Possession)

Consolidated Statement of Stockholders’ Deficit

For the period from May 1, 2002 to August 13, 2002

(In thousands)

	Common Stock	Contributed Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at May 1, 2002	$34	$—	$(4,722)	$(73,491)	$(78,179)
Net loss	—	—	—	(3,295)	(3,295)

Balance at August 13, 2002	$34	$—	$(4,722)	$(76,786)	$(81,474)

The accompanying notes are an integral part of these consolidated financial statements.

Sheffield Steel Corporation and Subsidiaries

(Debtor in Possession)

Consolidated Statement of Cash Flows

(In thousands)

Three and One-Half Months Ended August 13, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,295)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation	1,773
Bad-debt expense	505
Changes in assets and liabilities-
Accounts receivable	(584)
Inventories	(3,893)
Prepaid expenses and other	1,469
Other assets	1,209
Accounts payable	1,197
Accrued interest payable	(1)
Accrued liabilities	129
Other liabilities	(216)

Net cash provided by (used in) operating activities	(1,707)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(559)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in long-term debt	139
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,127)
CASH AND CASH EQUIVALENTS, beginning of period	4,468

CASH AND CASH EQUIVALENTS, end of period	$2,341

The accompanying notes are an integral part of these consolidated financial statements.

Sheffield Steel Corporation and Subsidiaries

(Debtor in Possession)

Notes to Consolidated Financial Statements

For the three months ended August 13, 2002

(in thousands)

(1) Reorganization Under Chapter 11

On December 7, 2001, Sheffield Steel Corporation and two of its wholly owned subsidiaries (collectively, the Debtors) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the Code) in the United States Bankruptcy Court for the Northern District of Oklahoma (the Court). The wholly owned subsidiary that did not file for Chapter 11 reorganization is not material in relation to Sheffield’s consolidated financial position and results of operations. Sheffield continues to manage its properties and operate its businesses under Sections 1107 and 1108 of the Code as a debtor-in-possession. This raises substantial doubt about the Company’s ability to continue as a going concern.

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates continuity of operations, realization of assets and payment of liabilities. This basis contemplates the continuation of operations, realization of assets and discharge of liabilities in the ordinary course of business. The financial statements also present the assets of the Company at historical cost and reflect the intention that they will be realized as a going concern and in the normal course of business. The implementation of the Plan will materially change certain amounts currently disclosed in the accompanying financial statements. Under bankruptcy law, actions by creditors to collect indebtedness owed by the Debtors prior to December 7, 2001 (pre-petition) are stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors. As of April 30, 2002, pre-petition claims are carried at face value in the financial statements. The accompanying financial statements do not present the amounts which will ultimately be assigned to assets and amounts paid to settle liabilities and contingencies in accordance with the Plan. Subsequent to year end, Sheffield completed a standalone plan of reorganization and emerged from Chapter 11 bankruptcy as of August 14, 2002.

Significant provisions of the plan of reorganization approved on August 14, 2002 are as follows:

•	Forgiveness of debt of $110,000 plus accrued interest on the first mortgage bonds, in exchange for 100% of the equity in Sheffield Steel Corporation and $30,000 of new senior secured notes.

•	Unsecured liabilities totaling $33,500 will be settled for $1,500.

•	Sheffield Steel Corporation entered into a new $35,000 working capital facility and a new $4,500 term loan.

•	Upon emergence, Waddell’s Rebar Fabricators, Inc. and Wellington Industries, Inc. have been consolidated into new Sheffield Steel Corporation.

These consolidated financial statements have been prepared in accordance with AICPA’s Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). SOP 90-7 provides for segregating pre-petition liabilities that are subject to compromise identifying all transactions and events that are directly associated with the reorganization of the Debtors and discontinuing interest accrual on unsecured or undersecured debt.

Except for secured debt and capital lease obligations, all recorded pre-petition liabilities of the Debtors have been classified as liabilities subject to compromise. The Court authorized, but did not require, payments of certain pre-petition wages, employee benefits and other obligations. Claims classified as liabilities subject to compromise at April 30, 2002 are as follows:

April 30, 2002
Other long-term liabilities	$3,153
First mortgage notes	110,000
Accrued interest payable	11,791
Accounts payable	13,234

Total	$138,178

Sheffield Steel Corporation and Subsidiary

Notes to Consolidated Financial Statements-(continued)

For the three month period ended August 13, 2002

(in thousands)

For the three and one-half months ended August 13, 2002, the Company recorded $1,619 of reorganization expenses relating primarily to legal, consulting and accounting costs.

The Company did not record interest totaling approximately $3.6 million on undersecured first mortgage notes that was subject to compromise for the three and one-half months ended August 13, 2002.

The Company will adopt, as of the effective date of the Plan, fresh-start accounting pursuant to SOP 90-7. Under fresh-start accounting, the reorganization fair value of the Company is allocated to the entity’s assets, the Company’s accumulated deficit is eliminated, and the equity in the new company is issued according to the Plan.

As a result of adopting fresh-start accounting and emerging from Chapter 11 status, the Company’s financial statements will not be comparable with those prepared before the Plan was consummated, including the accompanying financial statements.

(2) Summary of Significant Accounting Policies

(a) Organization and Nature of Business

The consolidated financial statements of Sheffield Steel Corporation (the Company, which may be referred to as we, us, or our) include the accounts of its divisions, Sheffield Steel-Sand Springs (Sand Springs), Sheffield Steel-Kansas City (Kansas City) and Sheffield Steel-Joliet (Joliet) and its wholly owned subsidiaries, Waddell’s Rebar Fabricators, Inc. (Waddell), Wellington Industries, Inc. (Wellington) and Sand Springs Railway Company (the Railway). HMK Enterprises, Inc. (HMK) owns approximately 95% of our currently issued and outstanding common stock. All material intercompany transactions and balances have been eliminated in consolidation.

Our primary business is the production of concrete reinforcing bar, fence posts and a range of hot rolled bar products including rounds, flats and squares. We operate in an economic environment wherein the commodity nature of both our products for sale and our primary raw materials cause sales prices and purchase costs to fluctuate, often on a short-term basis, due to the worldwide supply and demand situation for those commodities.

The supply and demand factors for our products for sale and the supply and demand factors for our primary raw materials correlate to a degree, but are not necessarily the same. Therefore, margins between sales price and production costs can fluctuate significantly on a short-term basis. We grant credit to customers under normal industry standards and terms. We have established policies and procedures that allow for proper evaluation of each customer’s creditworthiness as well as general economic conditions. Consequently, an adverse change in those factors could affect our estimate of bad debts.

(b) Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(c) Accounts Receivable

We grant credit to customers on standard industry terms of net 30 days. At August 13, 2002, accounts receivable were outstanding an average of 45 days. This variance from our typical credit terms is largely a result of the practice of several larger customers to pay upon receipt of monthly statements summarizing the previous month’s invoices, resulting in payment for invoices issued early in the previous month to be made outside of the 30 day credit period. The variance also is a result of our government contractor customers who pay us only after they receive payment from the government, which occurs outside of the 30 day credit period. Finally, the variance is also due in part to customers purchasing products that require further processing from third-party vendors paying us only after the customer

Sheffield Steel Corporation and Subsidiary

Notes to Consolidated Financial Statements-(continued)

For the three month period ended August 13, 2002

(in thousands)

receives the finished product from those vendors, which may occur outside the 30 day credit period. At August 13, 2002 50% of accounts receivable were outstanding 30 days or more and, of these, approximately 53% were outstanding 60 days or less.

We have policies and procedures in place to evaluate the collectibility of customer accounts and to estimate bad debts based on each customer’s creditworthiness and general economic conditions. We evaluate all customer accounts quarterly and our top ten customer accounts monthly. However, any adverse change in the financial condition of customers could affect our estimate of bad debts.

For the three and one-half months ended August 13, 2002:

Balance, beginning of the period	$576
Provision for loss on accounts receivable	505
Accounts receivable written off, net of recoveries	(257)

Balance, end of period	$824

(d) Inventories

Inventories are stated at the lower of cost (as determined by the first-in first-out method) or market. The cost of work-in-process and finished goods inventories is based on standards which approximate cost. Work-in-process and finished goods include direct labor and allocated overhead. Generally, we do not have obsolete inventory. Excess finished goods inventory is written down to its scrap value and can be converted into a saleable finished good.

(e) Intangible Assets

Intangible assets consist primarily of goodwill and debt issuance costs. Debt issuance costs are amortized over the term of the related indebtedness.

(f) Property, Plant and Equipment

Property, plant and equipment, which includes capitalized leases, is stated at cost. Depreciation and amortization of leased equipment is provided over the estimated useful lives of the individual assets using the straight-line method.

The range of estimated useful lives for determining depreciation and amortization of the major classes of assets are:

Buildings	5-25 years
Machinery and equipment	3-25 years
Office equipment	3-15 years
Vehicles	3 years

Machinery and equipment is used in the plant and includes computers and electronic processing equipment, which have an estimated useful life range of 3-5 years, and other production type equipment, which has an estimated useful life range of 5-25 years.

(g) Income Taxes

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

Sheffield Steel Corporation and Subsidiary

Notes to Consolidated Financial Statements-(continued)

For the three month period ended August 13, 2002

(in thousands)

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We are members of a group that files a consolidated income tax return with HMK (the Group). The Group’s tax-sharing agreement provides that current and deferred income taxes are determined as if each member of the Group were a separate taxpayer. All income taxes payable or receivable are due to or from HMK.

(h) Pension and Other Post-retirement Plans

We have defined benefit pension plans covering the hourly employees at Sand Springs and Joliet and the salary employees at Sand Springs. The benefits are based on years of service and the employee’s compensation during the highest five out of the last ten years before retirement. The cost of this program is being funded currently.

We also sponsor a defined benefit health care plan for retirees and employees in Sand Springs. We measure the costs of this obligation based on our best estimate. The net periodic costs are recognized as employees render the services necessary to earn the post-retirement benefits.

(i) Environmental Compliance Costs

We accrue for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Environmental remediation costs have not had a material impact on our financial position, results of operations or liquidity.

(j) Revenue Recognition

Revenues from sales are recognized when title passes to the customer, which occurs when products are shipped. There are no customer acceptance provisions and customer returns are resolved on a case-by-case basis.

Railway revenue on inbound and outbound shipments is recognized upon delivery to either the interchange or the end user. Revenues for demurrage, equipment rental and switching are recognized at the time of service.

(k) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported. We believe that these estimates are reasonable and proper; however, actual results could differ from our estimates.

(l) Stock Option Plan

We adopted SFAS No. 123, Accounting for Stock-Based Compensation which permits, but does not require, a fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows companies to continue applying the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, however, such companies are required to disclose pro forma net income and earnings per share as if the fair value based method had been applied. We have elected to apply the provisions of APB Opinion No. 25 for purposes of computing compensation expense. Consistent with the provisions of SFAS No. 123, the effect on the Company’s net loss would not be materially different from amounts reported.

Sheffield Steel Corporation and Subsidiary

Notes to Consolidated Financial Statements-(continued)

For the three month period ended August 13, 2002

(in thousands)

(m) Segment and Product Revenue Information

We provide steel products and services to the steel manufacturing and fabricating industry and therefore believe that all of our business activities from which we earn revenues and incur expenses are from a single segment. The products produced, production processes, customers and methods of distribution are of a similar nature throughout the company. Our chief operating decision maker does not make decisions that affect the company based on discrete financial information with respect to products or production facilities. In the three and one-half months ended August 13, 2002 we had sales of $42,055, of which $41,651 were sales in the United States and $404 were sales in outside the United States. We sell our products in the United States and internationally through our own sales force, and to a limited extent, through sales agencies. Our assets are all located in the United States. We have one customer that accounted for approximately 11% of sales in the three and one-half months ended August 13, 2002.

The following table sets forth the Company’s revenues by product line for the three and one-half months ended August 13, 2002:

Billets	$625
Mill Bars (1)	32,417
Fabricated Products	8,621

Total Product Revenues	$41,663

(1)	Consists of hot rolled bars and rebar.

The table above does not include revenues of the Railway, which were $392.

(n) Planned Maintenance Activities

Annually, we shut down the plant for major planned maintenance activities. We accrue for these certain planned major maintenance activities costs throughout the year. These costs include estimated costs for material, labor, supplies and contractor assistance for (i) repairs to furnace refractories, (ii) maintenance on transformers and (iii) work on other electrical equipment.

The costs associated with the major maintenance activities for the three and one-half months ended August 13, 2002 were accrued as follows:

Accruals
Beginning Balance	$—
Accrued Planned Maintenance Costs	268
Planned Maintenance Costs Paid	(268)

Ending Balance	$—

(o) New Accounting Pronouncements

During 2001 the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement establishes a single accounting approach for measuring impairment of long-lived assets, including a segment of a business accounted for as a discontinued operation whether sold or disposed of by other means. Sheffield adopted this Statement on January 1, 2002, and it had no financial impact.

(3) Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of cash and cash equivalents, trade accounts receivable and trade accounts payable approximates the fair value because of the short maturity of those instruments. The carrying amounts of notes payable to banks and an equipment

Sheffield Steel Corporation and Subsidiary

Notes to Consolidated Financial Statements-(continued)

For the three month period ended August 13, 2002

(in thousands)

financing companies approximates the fair value due to these debt instruments having variable interest rates similar to those that are currently available to us.

(4) Income Taxes

Income taxes for the three and one-half months ended August 13, 2002 attributable to operations differed from the amounts computed by applying the U.S. federal income tax rate of 34% as a result of the following:

Computed “expected” tax benefit	$1,120
State income taxes, net of federal benefit	132
Change in valuation allowance	(1,252)
Other, net	—

$—

A valuation allowance is required when it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon future profitability. The Company has incurred losses in four of the last six years. Considering these losses and the events discussed at Note 1 — Reorganization Under Chapter 11, the Company has established a valuation allowance of $29,516 related to the deferred tax assets at April 30, 2002.

(5) Operating Leases

We are obligated under various noncancelable operating leases for certain machinery and equipment and land and buildings. These leases generally contain inflationary rent escalations and require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases (except those with lease terms of a month or less that were not renewed) was $268 for the three and one-half months ended August 13, 2002. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) for the years ending April 30, are as follows:

2003	$2,083
2004	1,884
2005	1,776
2006	1,819
2007	1,764
Later Years	2,058

$11,384

(6) Commitments and Contingencies

We are partially self-insured for certain risks consisting primarily of employee health insurance programs and workers’ compensation. Probable losses and claims are accrued as they become estimable. We maintain letters of credit totaling approximately $2,200 in accordance with workers’ compensation arrangements. We maintain stop loss insurance policies which limit our exposure under our self insured programs to $175 per person per year for health insurance programs and $500 per incident for workers’ compensation.

We are involved in claims and legal actions arising in the ordinary course of business. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations, or liquidity.

(7) Concentration of Credit Risk

Our standard credit terms are net 30 days. Management evaluates the creditworthiness of all customers quarterly and evaluates the creditworthiness of our top ten customers monthly. If management determines that a customer’s credit has deteriorated, management will put the customer on credit hold and

Sheffield Steel Corporation and Subsidiary

Notes to Consolidated Financial Statements-(continued)

For the three month period ended August 13, 2002

(in thousands)

require that the customer prepay for all future purchases. We do not have a policy for requiring collateral from customers for sales.

Approximately 34% of our sales were derived from our top ten customers for the three and one-half months ended August 13, 2002. These same ten customers accounted for approximately $6,700 or 36% of outstanding accounts receivable, as of August 13, 2002. Historically, sales to these customers consisted of rebar. However, we have diversified the product mix sold to these customers, which now includes flats, squares and dowels. These customers have historically paid within the payments terms established by our credit policy and management does not believe these customers pose a significant credit risk.

INDEX TO EXHIBITS

The exhibits below are included, either by being filed herewith or by incorporation by reference, as part of this annual report on Form 10-K. Exhibits are identified according to the number assigned to them in Item 601 of Regulation S-K. Documents that are incorporated by reference are identified by their exhibit number as set forth in the registrant’s filing from which they are incorporated by reference.

Exhibit Number	Description of Exhibit

2.1	Second Amended and Restated Joint Plan of Reorganization of Sheffield Steel Corporation, Waddell’s Rebar Fabricators, Inc. and Wellington Industries, Inc., dated June 7, 2002 (incorporated by reference from exhibit 2.1 to Registration Statement on Form S-4 (File No. 333-121176) filed on March 7, 2005).

2.2	First Amendment to Second Amended and Restated Joint Plan of Reorganization of Sheffield Steel Corporation, Waddell’s Rebar Fabricators, Inc. and Wellington Industries, Inc., dated June 22, 2002 (incorporated by reference from exhibit 2.2 to Registration Statement on Form S-4 (File No. 333-121176) filed on March 7, 2005).

3.1	Restated Certificate of Incorporation of Sheffield Steel Corporation (incorporated by reference from exhibit 3.1 to Registration Statement on Form S-4 (File No. 333-121176) filed on March 7, 2005).

3.2	Amended and Restated Certificate of Incorporation of Sand Springs Railway Company (incorporated by reference from exhibit 3.2 to Registration Statement on Form S-4 (File No. 333-121176) filed on March 7, 2005).

3.3	Amended and Restated Bylaws of Sheffield Steel Corporation (incorporated by reference from exhibit 3.3 to Registration Statement on Form S-4 (File No. 333-121176) filed on March 7, 2005).

3.4	Bylaws of Sand Springs Railway Company (incorporated by reference from exhibit 3.4 Registration Statement on Form S-4 (File No. 333-121176) filed on March 7, 2005).

4.1	Indenture, dated as of August 12, 2004, among Sheffield Steel Corporation, the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee and Collateral Agent (incorporated by reference from exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-121176) filed on March 7, 2005).

4.2	First Supplemental Indenture, dated October 8, 2004, to Indenture, dated as of August 12, 2004, among Sheffield Steel Corporation, the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee and Collateral Agent (incorporated by reference from exhibit 4.2 to Registration Statement on Form S-4 (File No. 333-121176) filed on March 7, 2005).

4.3	Second Supplemental Indenture, dated March 31, 2005, to Indenture, dated as of August 12, 2004, among Sheffield Steel Corporation, the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee and Collateral Agent (incorporated by reference from exhibit 99.1 to Current Report on Form 8-K filed on April 4, 2005).

4.4	Security Agreement, dated August 12, 2004, among Sheffield Steel Corporation, the Guarantor named therein and U.S. Bank National Trust Association, as collateral agent (incorporated by reference from exhibit 4.4 to Registration Statement on Form S-4 (File No. 333-121176) filed on March 7, 2005).

4.5	Intercreditor Collateral Subordination Agreement, dated August 12, 2004, among Sheffield Steel Corporation, Sand Springs Railway Company, The CIT Group/Business Credit Inc., as financing agent, and U.S. Bank National Trust Association, as collateral agent (incorporated by reference from exhibit 4.5 to Registration Statement on Form S-4 (File No. 333-121176) filed on March 7, 2005).

10.1*	Employment Agreement, dated August 13, 2004, among Sheffield Steel Corporation and James P. Nolan (incorporated by reference from exhibit 10.1 to Registration Statement on Form S-4 (File No. 333-121176) filed on March 7, 2005).

10.2*

Employment Agreement, dated August 13, 2004, among Sheffield Steel Corporation and James E.

Dionisio (incorporated by reference from exhibit 10.1 to Registration Statement on Form S-4 (File No. 333-121176) filed on March 7, 2005).

Exhibit Number	Description of Exhibit

10.3*

Employment Agreement, dated August 13, 2004, among Sheffield Steel Corporation and Stephen R.

Johnson (incorporated by reference from exhibit 10.1 to Registration Statement on Form S-4 (File No. 333-121176) filed on March 7, 2005).

10.4*

Employment Agreement, dated August 13, 2004, among Sheffield Steel Corporation and Richard

Howard (incorporated by reference from exhibit 10.1 to Registration Statement on Form S-4 (File No. 333-121176) filed on March 7, 2005).

10.5	Amended and Restated Financing Agreement, dated August 12, 2004, among Sheffield Steel Corporation, Sand Springs Railway Company, The CIT Group/Business Credit Inc. and the Lenders party thereto (incorporated by reference from exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-121176) filed on March 7, 2005).

10.6	Amended and Restated Pledge and Security Agreement, dated August 12, 2004, between Sheffield Steel Corporation and The CIT Group/Business Credit Inc., as agent (incorporated by reference from exhibit 10.6 to Registration Statement on Form S-4 (File No. 333-121176) filed on March 7, 2005).

10.7	Pledge and Security Agreement, dated August 12, 2004, between Sands Springs Railway Company and The CIT Group/Business Credit Inc., as agent (incorporated by reference from exhibit 10.7 to Registration Statement on Form S-4 (File No. 333-121176) filed on March 7, 2005).

12	Statement regarding Computation of Ratios.

21	Subsidiaries of Sheffield Steel Corporation (incorporated by reference from exhibit 21.1 to Registration Statement on Form S-4 (File No. 333-121176) filed on March 7, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(c).