Form 10-K/A
period 2005-04-30
SHEFFIELD STEEL CORP
filed 2005-07-29
CIK 910719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this amendment (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended April 30, 2005 (the “Original Filing”) to provide information relating to our inability to include an audit report (the “Audit Report”) from the our predecessor auditor, KPMG, on the statements of income and cash flows for the period from August 14, 2002 to April 30, 2003 (the “2003 Period”) appearing in the Original Filing. As reported in the Form 12b-25 which we filed on July 15, 2005, KPMG has refused to reissue the Audit Report as a result of receiving a letter from us outlining a malpractice claim against them related to company-sponsored pension plans. KPMG claims that the allegations in the letter compromise its independence and prevent it from reissuing the Audit Report.

Because we have not previously been required to file audited financial statements for the 2003 Period under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Audit Report has not been included in any Exchange Act filings by us. KPMG consented, however, to the inclusion of the Audit Report in our Registration Statement on Form S-4 (File No. 333-121176) filed on December 10, 2004 and amended December 17, 2004, February 8, 2005, February 23, 2005 and March 7, 2005. We cannot give any assurance that KPMG would reissue the Audit Report in its original form and without qualification if the independence issue were resolved. However, we are not aware of any subsequent events, transactions or other matters that may have affected the Audit Report as previously issued.

This Amendment reproduces the Original Filing with the addition of this Explanatory Note and certain revisions to more clearly indicate that the statements of income and cash flows for the 2003 Period are unaudited. This Amendment also corrects certain references to our 2005 Proxy Statement appearing in Part III of this report. Except for these changes, this Amendment does not reflect any events that have occurred after July 15, 2005, the filing date of the Original Filing, or modify or update the disclosures presented in the Original Filing.

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

The information with respect to directors and executive officers is incorporated by reference to the information under the captions entitled “Election of Directors” and “Executive Officers” in our 2005 Proxy Statement.

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

The information regarding beneficial ownership of our Common Stock by certain beneficial owners and by management is incorporated by reference to the information under the caption entitled “Security Ownership of Directors, Officers & Certain Beneficial Owners” in our 2005 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions with management and others is incorporated by reference to the information under the caption entitled “Certain Relationships and Related Transactions” in our 2005 Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of July 2005.

SHEFFIELD STEEL CORPORATION

By:	/s/ James P. Nolan
James P. Nolan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated on the 29th day of July 2005.

Signature	Title

/s/ James P. Nolan James P. Nolan	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Stephen R. Johnson Stephen R. Johnson	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ John V. Koerber John V. Koerber	Chairman of the Board of Directors

/s/ Peter Blum Peter Blum	Director

/s/ Kevin S. Flannery Kevin S. Flannery	Director

/s/ Robert L. Purdum Robert L. Purdum	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements for:

Years ended April 30, 2005 and 2004 (audited) and eight and one-half months ended April 30, 2003 (unaudited)	F-2

Three and one-half months ended August 13, 2002 (audited)	F-25

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

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

June 24, 2005

Sheffield Steel Corporation and Subsidiary

Consolidated Balance Sheets

April 30, 2005 and 2004

	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,463	$3,794
Accounts receivable, less allowance for doubtful accounts of $548 and $398, respectively	37,315	35,721
Inventories	53,305	35,909
Prepaid expenses and other	4,126	833

Total current assets	99,209	76,257
PROPERTY, PLANT AND EQUIPMENT, net	52,037	45,412
REORGANIZATION VALUE IN EXCESS OF IDENTIFIABLE ASSETS	1,476	1,476
OTHER ASSETS:
Deferred income tax asset	3,019	—
Other assets	6,084	749

	$161,825	$123,894

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$11,861	$5,910
Accounts payable	9,972	9,911
Accrued interest payable	1,930	1,754
Accrued liabilities	14,020	11,458

Total current liabilities	37,783	29,033
LONG-TERM DEBT, LESS CURRENT PORTION
Long-term debt	$68,190	$64,335
Term loan	3,000	—

Total long-term debt, less current portion	71,190	64,335
ACCRUED POSTRETIREMENT BENEFIT COSTS	30,661	30,584
OTHER LIABILITIES	10,650	8,995

Total liabilities	150,284	132,947
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock (7,500 authorized, 5,000 issued and outstanding on April 30, 2005 and 2004, $.01 par value)	50	50
Contributed capital	4,056	4,056
Accumulated other comprehensive loss, net of tax of $1,135	(4,645)	(2,785)
Accumulated earnings (deficit)	12,080	(10,374)

Total stockholders’ equity (deficit)	11,541	(9,053)

	$161,825	$123,894

Sheffield Steel Corporation and Subsidiary

Consolidated Statements of Operations

(In thousands)

	For the year ended April 30,		Eight and One-Half Months Ended April 30, 2003 (unaudited)
	2005	2004
SALES	$282,720	$230,926	$113,993
BILLED FREIGHT	13,939	13,782	7,238
COST OF SALES	(231,591)	(200,837)	(104,289)
FREIGHT COST	(13,939)	(13,782)	(7,238)

Gross Profit	51,129	30,089	9,704
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	13,178	13,068	8,816
DEPRECIATION EXPENSE	7,037	6,955	5,694
POST-RETIREMENT BENEFIT EXPENSE OTHER THAN PENSIONS	2,634	2,715	1,671

Operating income (loss)	28,280	7,351	(6,477)

OTHER EXPENSE (INCOME):
Interest expense, net	9,677	6,935	4,264
Reorganization expense	—	—	49
Loss on debt retirement	3,534	—	—
Gain from litigation settlement	(4,793)	—	—

Net income (loss) before taxes	19,862	416	(10,790)
INCOME TAX BENEFIT	(2,592)	—	—

Net income (loss)	$22,454	$416	$(10,790)

The accompanying notes are an integral part of these consolidated financial statements.

Sheffield Steel Corporation and Subsidiary

Consolidated Statements of Stockholders’ Equity (Deficit) and Other Comprehensive Income (Loss)

For the periods from August 14, 2002 (date of reorganization) to April 30, 2005

(In thousands)

(Eight and one-half months ended April 30, 2003 unaudited)

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

Sheffield Steel Corporation and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

	For the year ended April 30,		Eight and One-Half Months Ended April 30, 2003 (unaudited)
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$22,454	$416	$(10,790)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Note interest added to principal	—	—	2,202
Depreciation	7,037	6,955	5,694
Accretion of discount on senior secured notes	304	1,045	627
Accrual of postretirement benefits other than pensions, net of cash paid	77	510	181
Bad-debt expense	383	356	969
Deferred taxes	(2,592)	—	—
Gain on litigation settlement	(4,793)	—	—
Loss on debt retirement	3,534	—	—
Changes in assets and liabilities-
Accounts receivable	(1,977)	(14,517)	(4,129)
Inventories	(17,396)	195	2,053
Prepaid expenses and other	(954)	1,673	(1,167)
Other assets	(2,491)	125	1,133
Accounts payable	61	3,421	2,547
Accrued interest payable	176	1,649	94
Accrued other current liabilities	2,259	2,557	(3,806)
Other long-term liabilities	548	(5,457)	(1,978)

Net cash provided by (used in) operating activities	6,630	(1,072)	(6,370)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,681)	(1,381)	(1,103)
Proceeds on sale of assets	18	—	—

Net cash used in investing activities	(13,663)	(1,381)	(1,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	—	2	—
Net payments (proceeds) of long-term debt under revolving lines of credit	(36,375)	6,605	5,643
Proceeds from issuance of senior notes	80,000	—	—
Payments on long-term debt	(33,042)	(2,943)	(2,428)
Payments to retire debt	(1,147)	—	—
Debt issuance costs	(4,476)	—	—
Net proceeds received from litigation settlement	2,742	—	—

Net cash provided by financing activities	7,702	3,664	3,215

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	669	1,211	(4,258)
CASH AND CASH EQUIVALENTS, beginning of period	3,794	2,583	6,841

CASH AND CASH EQUIVALENTS, end of period	$4,463	$3,794	$2,583

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR INTEREST	$8,396	$3,818	$1,341

CASH PAID DURING THE PERIOD FOR TAXES	$2,440	$—	$—

NONCASH ITEMS-
Additional minimum pension liability, net of tax	$1,860	$902	$1,883

Write-off of debt issuance costs	$2,387	$—	$—

Note receivable from litigation settlement	$2,051	$—	$—

Sheffield Steel Corporation and Subsidiary

Notes to Consolidated Financial Statements

April 30, 2005, 2004 and 2003

(In thousands)

(April 30, 2003 unaudited)

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

(April 30, 2003 unaudited)

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

	Year Ended April 30,		Eight and One-Half Months Ended April 30, 2003 (unaudited)
	2005	2004
Balance, beginning of the period	$398	$543	$—
Provision for loss on accounts receivable	383	356	969
Accounts receivable written off, net of recoveries	(233)	(501)	(426)

Balance, end of period	$548	$398	$543

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

(April 30, 2003 unaudited)

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

(April 30, 2003 unaudited)

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

(April 30, 2003 unaudited)

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

19. Segment and Product Revenue Information

The Company provides steel products and services to the steel manufacturing and fabricating industry and therefore believes that all of the business activities from which it earns revenues and incurs expenses are from a single segment. The products produced, production processes, customers and methods of distribution are of a similar nature throughout the Company. The chief operating decision maker of the Company does not make decisions that affect the Company based on discrete financial information with respect to products or production facilities. The Company had consolidated sales of $296,659, $244,708 and $121,231 for the years ended April 30, 2005, 2004 and the eight and one-half months ended April 30, 2003, respectively. None of these sales were outside the United States. The Company sells its products through its own sales force and, to a limited extent, through sales agencies. All of Sheffield’s assets are located in the United States. The Company had one customer that accounted for approximately 8%, 11% and 11 % of sales for the years ended April 30, 2005, 2004 and the eight and one-half months ended April 30, 2003, respectively.

Sheffield Steel Corporation and Subsidiary

Notes to Consolidated Financial Statements-(continued)

April 30, 2005, 2004 and 2003

(In thousands)

(April 30, 2003 unaudited)

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

April 30, 2005, 2004 and 2003

(In thousands)

(April 30, 2003 unaudited)

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

(April 30, 2003 unaudited)

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

(April 30, 2003 unaudited)

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

(April 30, 2003 unaudited)

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

(April 30, 2003 unaudited)

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

(April 30, 2003 unaudited)

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

(April 30, 2003 unaudited)

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

(April 30, 2003 unaudited)

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

(April 30, 2003 unaudited)

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

(April 30, 2003 unaudited)

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

(April 30, 2003 unaudited)

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

(April 30, 2003 unaudited)

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

10.3*

Employment Agreement, dated August 13, 2004, among Sheffield Steel Corporation and Stephen R.

Johnson (incorporated by reference from exhibit 10.1 to Registration Statement on Form S-4 (File No. 333-121176) filed on March 7, 2005).

10.4*

Employment Agreement, dated August 13, 2004, among Sheffield Steel Corporation and Richard

Howard (incorporated by reference from exhibit 10.1 to Registration Statement on Form S-4 (File No. 333-121176) filed on March 7, 2005).

10.5	Amended and Restated Financing Agreement, dated August 12, 2004, among Sheffield Steel Corporation, Sand Springs Railway Company, The CIT Group/Business Credit Inc. and the Lenders party thereto (incorporated by reference from exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-121176) filed on March 7, 2005).

10.6	Amended and Restated Pledge and Security Agreement, dated August 12, 2004, between Sheffield Steel Corporation and The CIT Group/Business Credit Inc., as agent (incorporated by reference from exhibit 10.6 to Registration Statement on Form S-4 (File No. 333-121176) filed on March 7, 2005).

10.7	Pledge and Security Agreement, dated August 12, 2004, between Sands Springs Railway Company and The CIT Group/Business Credit Inc., as agent (incorporated by reference from exhibit 10.7 to Registration Statement on Form S-4 (File No. 333-121176) filed on March 7, 2005).

12**	Statement regarding Computation of Ratios.

21	Subsidiaries of Sheffield Steel Corporation (incorporated by reference from exhibit 21.1 to Registration Statement on Form S-4 (File No. 333-121176) filed on March 7, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(c).

**	Filed previously.