Form 10-K/A
period 2005-04-30
SHEFFIELD STEEL CORP
filed 2006-01-31
CIK 910719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders held on September 14, 2005 are incorporated by reference into Part III of this Report on Form 10-K.

EXPLANATORY NOTE

We are filing this amendment (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended April 30, 2005, as amended previously by Amendment No. 1 filed on July 29, 2005 (as amended, the “Original Filing”), to include an audit report (the “Audit Report”) from our predecessor auditor, KPMG, on the statements of income and cash flows for the period from August 14, 2002 to April 30, 2003 which we were unable to include in the Original Filing. As reported in the Form 12b-25 which we filed on July 15, 2005, KPMG had refused to reissue the Audit Report as a result of a dispute between the Company and KPMG related to company-sponsored pension plans. The Company and KPMG have since resolved the dispute.

This Amendment amends the Original Filing by replacing the financial statements filed in response to Item 15(a). As a result of this amendment, the certificates pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350 filed as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amendment. Except for these changes and this Explanatory Note, this Amendment does not reflect any events that have occurred after July 15, 2005, the filing date of the Original Filing, or modify or update the disclosures presented in the Original Filing.

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

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of January 2006.

SHEFFIELD STEEL CORPORATION

By:	/s/ James P. Nolan
James P. Nolan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated on the 31st day of January 2006.

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

2

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Audited Consolidated Financial Statements:
Successor Company
Report of Grant Thornton LLP, Independent Registered Public Accounting Firm	F-2
Report of KPMG LLP, Independent Auditors	F-3
Consolidated Balance Sheets as of April 30, 2004 and 2003	F-4
Consolidated Statements of Operations for the year ended April 30, 2004 and period from August 14, 2002 (date of reorganization) to April 30, 2003	F-5
Consolidated Statements of Stockholders’ Deficit and Other Comprehensive Loss for the year ended April 30, 2004 and period from August 14, 2002 (date of reorganization) to April 30, 2004	F-6
Consolidated Statements of Cash Flows for the year ended April 30, 2004 and period from August 14, 2002 (date of reorganization) to April 30, 2003	F-7
Notes to Consolidated Financial Statements	F-8

Predecessor Company
Report of Grant Thornton LLP, Independent Registered Public Accounting Firm	F-26
Consolidated Statements of Operations for the three and one-half months ended August 13, 2002 and the year ended April 30, 2002	F-27
Consolidated Statements of Stockholders’ Deficit and Other Comprehensive Loss for the period from May 1, 2001 to August 13, 2002	F-28
Consolidated Statements of Cash Flows for the three and one-half months ended August 13, 2002 and the year ended April 30, 2002	F-29
Notes to Consolidated Financial Statements	F-30

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

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

June 24, 2005

Independent Auditors’ Report

The Board of Directors and Stockholders

Sheffield Steel Corporation:

We have audited the accompanying consolidated statements of operations, stockholders’ deficit and other comprehensive loss and cash flows of Sheffield Steel Corporation and subsidiary for the period from August 14, 2002 (date of reorganization) to April 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Sheffield Steel Corporation and subsidiary for the period from August 14, 2002 (date of reorganization) to April 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

July 10, 2003

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